Form 10-Q
period 2020-03-31
Allure Worldwide, Inc.
filed 2021-07-20
CIK 1792941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-234815

ALLURE WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Nevada	83-2054746
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

13155 Noel Road, Suite 900

Dallas Texas, 75240

(Address of principal executive offices)

(214) 427-1921

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes    ☐ No

As of July 20, 2021, the Company had 20,000,000 shares of common stock outstanding.

ALLURE WORLDWIDE, INC.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Allure Worldwide, Inc.

3

ALLURE WORLDWIDE, INC.
BALANCE SHEETS

	March 31,	September 30,
	2020	2019

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued expenses	$12,000	$12,000
Due to related party (Note 5)	3,846	3,846
Total current liabilities	15,846	15,846

Commitments & contingencies (Note 6)

Stockholders' deficit
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized; 20,000,000 shares issued and outstanding	20,000	20,000
Additional paid-in capital	-	-
Accumulated deficit	(35,846)	(35,846)
Total stockholders' deficit	(15,846)	(15,846)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

ALLURE WORLDWIDE, INC.
STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	March 31,		March 31,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses	-	-	-	-
Total operating expenses	-	-	-	-

Net loss	$-	$-	$-	$-

Basic and diluted net loss per common share	$-	$-	$-	$-

Basic and diluted weighted average common shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

ALLURE WORLDWIDE, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDING MARCH 31, 2020 AND 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, October 1, 2018	20,000,000	$20,000	$-	$(29,846)	$(9,846)

Net loss for the three months ended March 31, 2019	-	-	-	-	-

Balance, March 31, 2019	20,000,000	$20,000	$-	$(29,846)	$(9,846)

Balance, October 1, 2019	20,000,000	$20,000	$-	$(35,846)	$(15,846)

Net loss for the three months ended March 31, 2020	-	-	-	-	-

Balance, March 31, 2020	20,000,000	$20,000	$-	$(35,846)	$(15,846)

The accompanying notes are an integral part of these financial statements.

ALLURE WORLDWIDE, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2020 AND 2019

	2020	2019

Cash flows provided by operating activities
Net loss	$-	$-
Adjustments to reconcile net loss to net cash used in operating activities:

Net cash used in operating activities	-	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net change in cash	-	-

Cash, beginning of the period	-	-

Cash, end of the period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Note 1. Organization and Basis of Presentation

Nature of Business

Allure Worldwide, Inc. (the Company) was incorporated under the laws of the State of Florida on September 26, 2018 with the principal business objective of merging with or being acquired by another entity and is therefore a blank check company. On November 18, 2019, the Company formed Allure Worldwide, Inc. in the State of Nevada with the purpose of redomiciling into the corporation from the State of Florida, and on July 16, 2021, filed a Certificate of Correction to the Articles of Incorporation of Allure Worldwide, Inc., redomiciling the Company to Nevada effective as of November 18, 2019.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. At March 31, 2020, the Company had an accumulated deficit of $35,846 and for the six months ended March 31, 2020, the Company had no activity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue such business plans and sustain operations until such time as the Company can merge with or be acquired by another entity. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Basis of Presentation

The accompanying unaudited financial information as of and for the three and six months ended March 31, 2020 and 2019 has been prepared in accordance with GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended September 30, 2019 included in the Company’s Registration Statement on Form S-1/A filed with the SEC on May 4, 2020.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash or cash equivalents as of March 31, 2020 and September 30, 2019.

Fair Value of Financial Instruments

The carrying amount reported in the accompanying balance sheets for accrued expenses and amounts due to a related party approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs that are both significant to the fair value measurement and unobservable.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. As of March 31, 2020, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and the years since inception remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Earnings (loss) Per Share of Common Stock

FASB ASC 260, Earnings Per Share, provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Reclassifications

The common stock amount in the accompanying financial statements has had a reclassification from prior period amounts due to the change in par value from $.0001 to $.001 as a result of an amendment to the Articles of Incorporation.

Recently Issued Accounting Standards

There were recently issued accounting standard updates most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on our statements of financial position, results of operations or cash flows.

Note 3. Stockholders’ Deficit

Common stock

The authorized common stock of the Company consists of 300,000,000 shares with a $0.001 par value.

On September 26, 2018, the Company’s two officers and directors (the CEO and the Secretary) were issued 5,000,000 common shares each for services. The value of the total shares issued was $10,000.

On September 26, 2018, Lawson Pedigo and John Gladdis were issued 4,600,000 and 4,600,000 shares respectively, and Benny Doro was issued 800,000 shares for services valued at a total of $10,000.

There were 20,000,000 common shares issued and outstanding as of March 31, 2020, and September 30, 2019.

Preferred stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a $0.001 par value and none are issued or outstanding at March 31, 2020, and September 30, 2019.

Note 4. Income Taxes

Any net loss carryforward may be subject to the 382 limitation upon a change in control as defined therein.

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ASC 740, Income Taxes, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the six months ended March 31, 2020.

During the six months ended March 31, 2020 and 2019, the Company incurred net losses of $0 and $0, respectively, which resulted in net operating loss carryforwards for income tax purposes. The accumulated deficit at March 31, 2020 and September 30, 2019 resulted in a deferred tax asset of approximately $4,100 and $4,100, respectively, at the effective rate of 25%.

Note 5. Related Party Transactions

During the period ended September 30, 2018, Robert Bubeck, CEO paid $3,846 of expenses on behalf of the Company. The amount due to related party at both March 31, 2020 and September 30, 2019 is $3,846 and is due on demand and non-interest bearing.

The Company does not own or rent property. The office space is provided by an officer at no charge.

Note 6. Commitments & Contingencies

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations.

Subscription Agreement and Cash Held in Escrow

On February 20, 2019, the Company entered into a subscription escrow agreement (the “Trust Agreement”) with Branch Banking and Trust Company (BB&T). This Trust Agreement was established for the subscription agreement proceeds raised pursuant to a Rule 419 S-1 offering. The balance held in trust at March 31, 2020 and September 30, 2019 totaled $0 and $0, respectively.

All offering proceeds and all securities issued in connection with the offering are held in escrow and, except for the 10% of proceeds that may be released to the Company, will remain in escrow until the completion of an acquisition (see Note 7) or the return of all funds after a lapse of 18 months when no acquisition has been consummated.

Note 7. Subsequent Events

The Company has evaluated subsequent events from the balance sheet through the date of this filing and determined there were no events to disclose except the following:

On January 11, 2021, the Company entered into an Exchange Agreement (the “Purchase Agreement”) with Genvor Inc., a Delaware corporation (“Genvor”) to acquire (the “Acquisition”) Genvor in consideration of (i) the payment of $150,000 by Genvor to Allure; (ii) Allure’s founding shareholders transferring 19,000,000 shares of common stock to Genvor’s shareholders, constituting 95% of Allure’s 20,000,000 total outstanding shares; and (iii) Allure’s founding shareholders retaining 1,000,000 shares of Allure’s common stock. Pursuant to the Purchase Agreement, after closing of the Acquisition and for a period of two years following commencement of trading of Allure’s common stock, the parties agreed that Allure will make additional issuances of Allure’s common stock to the founding shareholders to ensure that in the aggregate they maintain their 5% ownership of Allure’s outstanding common stock. The completion of the Purchase Agreement is pending Genvor’s Form S-1/A being declared effective by the Securities Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Allure Worldwide, Inc. Such discussion represents only the best present assessment from our Management.

Company Overview

Allure Worldwide, Inc (“Allure” or the “Company”) was incorporated in the State of Florida on September 26, 2018, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has had no operations to date. Other than issuing shares to its original shareholders, the Company never commenced any operational activities. Effective as of November 18, 2019, the Company redomiciled to Nevada.

The Company was formed with the intention of seeking to acquire the assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. As such, the Company is defined as a “shell” company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The proposed business activities described above classify the Company as a “blank check” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their prospective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities until such time as the Company has successfully implemented its business plan described herein.

On January 11, 2021, the Company entered into an Exchange Agreement (the “Purchase Agreement”) with Genvor Inc., a Delaware corporation (“Genvor”) to acquire (the “Acquisition”) Genvor in consideration of (i) the payment of $150,000 by Genvor to Allure; (ii) Allure’s founding shareholders transferring 19,000,000 shares of common stock to Genvor’s shareholders, constituting 95% of Allure’s 20,000,000 total outstanding shares; and (iii) Allure’s founding shareholders retaining 1,000,000 shares of Allure’s common stock. Pursuant to the Purchase Agreement, after closing of the Acquisition and for a period of two years following commencement of trading of Allure’s common stock, the parties agreed that Allure will make additional issuances of Allure’s common stock to the founding shareholders to ensure that in the aggregate they maintain their 5% ownership of Allure’s outstanding common stock.

Genvor is currently in the processing of completing the audit of its financial statements, and once such audit is complete, the Company intends to amend its prior registration statement filed with the Securities and Exchange Commission to include disclosure regarding Genveor and the acquisition of Genvor, and once such registration statement is effective, and certain other regulatory requirements have been met, the Company intends to close the Acquisition of Genvor.

We have had limited operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on related party loans and the sale of our common stock as the sole sources of funds for our operations for the near future.

Reports to Security Holders

The Company is no longer required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, but still intends to and is a “voluntary filer.” As a voluntary filer, the Company intends to furnish its stockholders with annual reports containing consolidated financial statements audited by its independent registered public accounting firm and to make available quarterly reports containing unaudited consolidated financial statements for each of the first three quarters of each fiscal year ending September 30th, but is not obligated to do so. The Company files Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission. The Company may also file additional documents with the Commission if those documents become necessary in the course of its operations.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s website at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three and six months ended March 31, 2020 and 2019, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $35,846 from its inception to March 31, 2020, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended March 31, 2020 and 2019:

Our operating results for the three months ended March 31, 2020 and 2019, and the changes between those periods for the respective items, are summarized as follows:

Three Months Ended
	March 31,		Change
	2020	2019	Amount
Operating loss	$-	$-	$-
Other expense	-	-	-
Net loss	$-	$-	$-

During the three months ending March 31, 2020 and 2019 the Company did not recognize any operating costs.

For the Six months Ended March 31, 2020 and 2019:

Our operating results for the six months ended March 31, 2020 and 2019, and the changes between those periods for the respective items, are summarized as follows:

Six months Ended
	March 31,		Change
	2020	2019	Amount
Operating loss	$-	$-	$-
Other expense	-	-	-
Net loss	$-	$-	$-

Revenues

We did not earn any revenues during the six months ending March 31, 2020 or 2019.

Operating Loss

Our loss from operations was $0 during the six months ending March 31, 2020 and in the comparative period ending March 31, 2019.

Net Loss

The Company incurred a $0 net loss during the six months ended March 31, 2020 and 2019, respectively. This is due to minimal operations.

Liquidity and Capital Resources

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Working Capital

The following table presents our working capital position as of March 31, 2020 and September 30, 2019:

	As of	As of
	March 31,	September 30,	Change
	2020	2019	Amount	Percentage
Cash	$-	$-	$-	-
Current Assets	-	-	-	-
Current Liabilities	15,846	15,846	-	-
Working Capital	$(15,846)	$(15,846)	$-	-

Cash Flow

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

The following tables presents our cash flow for the six months ended March 31, 2020 and 2019:

Six months Ended
March 31,
	2020	2019
Cash (used in) operating activities	$-	$-
Cash provided by financing activities	-	-
Net change in cash for the period	$-	$-

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the six months ended March 31, 2020 or 2019.

For the six months ended March 31, 2020 and 2019, no cashflows were provided by or used in operating activities.

Cash Flows from Investing Activities

For the six months ended March 31, 2020 and 2019, no cashflows were provided by or used in investing activities.

Cash Flows from Financing Activities

For the six months ended March 31, 2020 and 2019, no cashflows were provided by or used in financing activities.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a simple system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any significant pending legal proceedings other than as disclosed below, and no other such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

3.1	Florida Articles of Incorporation (incorporated by reference to Exhibit 3.A to our Registration Statement on Form S-1, filed on May 4, 2020)
3.2**	Nevada Articles of Incorporation
3.3**	Certificate of Correction to Nevada Articles of Incorporation
3.4	Bylaws (incorporated by reference to Exhibit 3.B to our Registration Statement on Form S-1, filed on May 4, 2020)
10.1*	Exchange Agreement, by and between the Company and Genvor Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2021)
31.1**	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
32.2**	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or Exhibit so furnished.

** Filed herewith.

*** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLURE WORLDWIDE, INC.

Date: July 20, 2021	By:	/s/ Brad White
Brad White
Chief Executive Officer, Chief Financial Officer & Director

