Form 10-Q
period 2020-06-30
Allure Worldwide, Inc.
filed 2021-07-20
CIK 1792941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(214) 427-1921

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

ALLURE WORLDWIDE, INC.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Allure Worldwide, Inc.

3

ALLURE WORLDWIDE, INC.
BALANCE SHEETS

	June 30,	September 30,
	2020	2019

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$9,500	$12,000
Due to related party (Note 5)	3,846	3,846
Total current liabilities	13,346	15,846

Commitments & contingencies (Note 6)

Stockholders’ deficit
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized; 20,000,000 shares issued and outstanding	20,000	20,000
Additional paid-in capital	3,370	-
Accumulated deficit	(36,716)	(35,846)
Total stockholders’ deficit	(13,346)	(15,846)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

ALLURE WORLDWIDE, INC.
STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses	870	-	870	6,000
Total operating expenses	870	-	870	6,000

Net loss	$(870)	$-	$(870)	$(6,000)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

ALLURE WORLDWIDE, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDING JUNE 30, 2020 AND 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, October 1, 2018	20,000,000	$20,000	$-	$(29,846)	$(9,846)

Net loss for the nine months ended June 30, 2019	-	-	-	(6,000)	(6,000)

Balance, June 30, 2019	20,000,000	$20,000	$-	$(35,846)	$(15,846)

Balance, October 1, 2019	20,000,000	$20,000	$-	$(35,846)	$(15,846)

Accrued expenses paid by shareholder	-	-	3,370	-	3,370

Net loss for the nine months ended June 30, 2020	-	-	-	(870)	(870)

Balance, June 30, 2020	20,000,000	$20,000	$3,370	$(36,716)	$(13,346)

The accompanying notes are an integral part of these financial statements.

ALLURE WORLDWIDE, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2020 AND 2019

	2020	2019

Cash flows used in operating activities
Net loss	$(870)	$(6,000)
Operating expenses paid by shareholder	870	-
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued expenses	-	6,000
Net cash used in operating activities	-	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net change in cash	-	-

Cash, beginning of the period	-	-

Cash, end of the period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash financing activities
Capital contribution from shareholder to pay accrued expenses (Note 5)	$3,370	-

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financing or establish itself as a profitable business. At June 30, 2020, the Company had an accumulated deficit of $36,716 and for the nine months ended June 30, 2020, the Company realized net loss of $870. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue such business plans and sustain operations until such time as the Company can merge with or be acquired by another entity. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Basis of Presentation

The accompanying unaudited financial information as of and for the three and nine months ended June 30, 2020 and 2019 has been prepared in accordance with GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash or cash equivalents as of June 30, 2020 and September 30, 2019.

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

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. As of June 30, 2020, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and the years since inception remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

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

Reclassifications

The common stock amount in the accompanying financial statements has had a reclassification from prior period amounts due to the change in par value from $0.0001 to $0.001 as a result of an amendment to the Articles of Incorporation.

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

During the three months ended June 30, 2020, the Company’s CEO paid $3,370 in operating expenses directly to a vendor on behalf of the Company. Since these amounts are not to be repaid to him, they are accounted for as additional paid-in capital in the accompanying financial statements (Note 5).

There were 20,000,000 common shares issued and outstanding as of June 30, 2020, and September 30, 2019.

Preferred stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a $0.001 par value, and none are issued or outstanding at June 30, 2020, and September 30, 2019.

Note 4. Income Taxes

Any net loss carryforward may be subject to the 382 limitation upon a change in control as defined therein.

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ASC 740, Income Taxes, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the nine months ended June 30, 2020.

During the nine months ended June 30, 2020, and 2019, the Company incurred net losses of $870 and $6,000, respectively, which resulted in net operating loss carryforwards for income tax purposes. The losses resulted in a deferred tax asset of approximately $4,800 and $4,500 at June 30, 2020, and September 30, 2019, respectively, at the effective rate of 25%.

Note 5. Related Party Transactions

During the period ended September 30, 2018, Robert Bubeck, CEO paid $3,846 of expenses on behalf of the Company. The amount due to related party at both June 30, 2020, and September 30, 2019 is $3,846 and is due on demand and non-interest bearing.

During the three months ended June 30, 2020, Robert Bubeck, CEO paid $3,370 of expenses on behalf of the Company. Since these amounts to the shareholder are not expected to be repaid, they have been accounted for as a capital contribution in the accompanying financial statements.

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

Subscription Agreement and Cash Held in Escrow

On February 20, 2019, the Company entered into a subscription escrow agreement (the “Trust Agreement”) with Branch Banking and Trust Company (BB&T). This Trust Agreement was established for the subscription agreement proceeds raised pursuant to a Rule 419 S-1 offering. The balance held in trust at June 30, 2020, and September 30, 2019 totaled $1,400 and $0, respectively.

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

Company Overview

Allure Worldwide, Inc. (“Allure” or the “Company”) was incorporated in the State of Florida on September 26, 2018, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has had no operations to date. Other than issuing shares to its original shareholders, the Company never commenced any operational activities. Effective as of November 18, 2019, the Company redomiciled to Nevada.

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

We have had limited operations and have been issued a “going concern” opinion by our auditor, based upon our reliance on related party loans and the sale of our common stock as the sole sources of funds for our operations for the near future.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three and nine months ended June 30, 2020 and 2019, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $36,716 from its inception to June 30, 2020, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended June 30, 2020 and 2019:

Our operating results for the three months ended June 30, 2020 and 2019, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	June 30,		Change
	2020	2019	Amount
Operating loss	$(870)	$-	$(870)
Other expense	-	-	-
Net loss	$(870)	$-	$(870)

During the three months ending June 30, 2020, the Company had an operating loss of $870 related to general and administrative expenses. For the same period in the prior fiscal year, the Company recorded an operating loss of $0. The increase in operating loss during the three months ended June 30, 2020, is due to filing fees of $870.

For the Nine months Ended June 30, 2020 and 2019:

Our operating results for the nine months ended June 30, 2020 and 2019, and the changes between those periods for the respective items, are summarized as follows:

	Nine months Ended
	June 30,		Change
	2020	2019	Amount
Operating loss	$(870)	$(6,000)	$5,130
Other expense	-	-	-
Net loss	$(870)	$(6,000)	$5,130

Revenues

We did not earn any revenues during the nine months ending June 30, 2020 or 2019.

Operating Loss

Our loss from operations decreased to $870 during the nine months ending June 30, 2020, from an operating loss of $6,000 in the comparative period ending June 30, 2019. The following table presents operating expenses for the nine-month periods ending June 30, 2020 and 2019:

	Nine months Ended
	June 30,		Change
	2020	2019	Amount	Percentage
Consulting Fees	$-	$-	$-	-
General and administrative expenses	870	6,000	(5,130)	(86%)
Total Operating Expenses	$870	$6,000	$(5,130)	(86%)

We realized a decrease of $5,130 in general and administrative expenses during the nine months ended June 30, 2020, as compared to the same period in the prior fiscal year.

Net Loss

The Company incurred a $870 net loss during the nine months ended June 30, 2020, compared to net loss of $6,000 in the same period in the prior fiscal year. This is due to decreased general and administrative expenses during the 2020 period.

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

Working Capital

The following table presents our working capital position as of June 30, 2020, and September 30, 2019:

	As of	As of
	June 30,	September 30,	Change
	2020	2019	Amount	Percentage
Cash	$-	$-	$-	-
Current Assets	-	-	-	-
Current Liabilities	13,346	15,846	(2,500)	(16%)
Working Capital	$(13,346)	$(15,846)	$(2,500)	(16%)

The change in working capital during the nine months ended June 30, 2020, was due to a decrease in current liabilities of $2,500. Current liabilities decreased due to capital contribution from a shareholder to pay expenses.

Cash Flow

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

The following tables presents our cash flow for the nine months ended June 30, 2020 and 2019:

Nine months Ended
June 30,
	2020	2019
Cash (used in) operating activities	$-	$-
Cash provided by financing activities	-	-
Net change in cash for the period	$-	$-

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the nine months ended June 30, 2020 or 2019.

For the nine months ended June 30, 2020, net cash flows used in operating activities consisted of a net loss of $870, offset by a capital contribution from a shareholder to pay expenses.

For the nine months ended June 30, 2019, net cash flows used in operating activities consisted of a net loss of $6,000, reduced by an increase in accrued liabilities of $6,000.

Cash Flows from Investing Activities

For the nine months ended June 30, 2020 and 2019, no cashflows were provided by or used in investing activities.

Cash Flows from Financing Activities

For the nine months ended June 30, 2020 and 2019, no cashflows were provided by or used in financing activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

3.1	Florida Articles of Incorporation (incorporated by reference to Exhibit 3.A to our Registration Statement on Form S-1, filed on May 4, 2020)

3.2	Nevada Articles of Incorporation (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on July 20, 2021)

3.3	Certificate of Correction to Nevada Articles of Incorporation (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed on July 20, 2021)

3.4	Bylaws (incorporated by reference to Exhibit 3.B to our Registration Statement on Form S-1, filed on May 4, 2020)

10.1*	Exchange Agreement, by and between the Company and Genvor Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2021)

31.1**	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2**	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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

