Form 10-K
period 2020-09-30
Allure Worldwide, Inc.
filed 2021-08-02
CIK 1792941

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 333-234815

ALLURE WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Nevada	6770	83-2054746
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

13155 Noel Road, Suite 900,

Dallas, Texas 75240

(214) 427-1921

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☒     No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

On March 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant had an undetermined value as the registrant’s common stock was not trading on any exchange, nor was it quoted for trading on the OTC Link ATS or any other over-the-counter market.

The number of the registrant’s shares of common stock outstanding was 20,000,000 as of July 26, 2021.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements for Allure Worldwide, Inc. Such discussion represents only the best present assessment from our Management.

PART I

Item 1: Description of Business

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

Genvor is currently in the processing of completing the audit of its financial statements, and once such audit is complete, the Company intends to amend its prior registration statement filed with the Securities and Exchange Commission to include disclosure regarding Genvor and the acquisition of Genvor, and once such registration statement is effective, and certain other regulatory requirements have been met, the Company intends to close the Acquisition of Genvor.

We have had limited operations and have been issued a “going concern” opinion by our auditor, based upon cumulative net losses and lack of operating capital.

The Company reports its business under the following SIC Code:

SIC Code	Description

6770	Blank Checks

Our corporate headquarters are located at 13155 Noel Road, Suite 900, Dallas, Texas, 75240.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company’s operations.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Government Regulations

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in the United States. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

Environmental Regulations

We do not believe that we are or will become subject to any environmental laws or regulations of the United States. While our products and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our products or potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

As of September 30, 2020, we had no fulltime employees.

Property

The Company does not own or rent property. The Company’s corporate headquarters is provided by the Company’s CEO and Director, Brad White, at no charge.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

We do not own any real estate or other properties.

Item 3. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There has been no market for our securities. Our common stock is not traded on any exchange or on the over-the-counter market. We hope to have a market maker file an application with the Financial Industry Regulatory Authority, FINRA for our common stock to be eligible for trading on OTC Markets. We are in the process of having Spartan Securities Group Ltd. do so, but there is no assurance that any such application will ever be approved or that a trading market will develop, or, if developed, that it will be sustained.

The Company’s transfer agent is Action Stock Transfer Corporation, 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121, (801) 274-1099.

Dividend Distributions

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities authorized for issuance under equity compensation plans

The Company does not have a stock option plan.

Penny Stock

Our common stock is considered “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

•	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
•	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

•	bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Item 6. Selected Financial Data

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Allure Worldwide, Inc. Such discussion represents only the best present assessment from our Management.

DESCRIPTION OF COMPANY

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

Genvor is currently in the processing of completing the audit of its financial statements, and once such audit is complete, the Company intends to amend its prior registration statement filed with the Securities and Exchange Commission to include disclosure regarding Genvor and the acquisition of Genvor, and once such registration statement is effective, and certain other regulatory requirements have been met, the Company intends to close the Acquisition of Genvor.

We have had limited operations and have been issued a “going concern” opinion by our auditor, based upon our reliance on related party loans and the sale of our common stock as the sole sources of funds for our operations for the near future.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED SEPTEMBER 30, 2020, TO THE YEAR ENDED SEPTEMBER 30, 2019

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended September 30, 2020 and 2019, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $40,716 since inception and requires capital for contemplated operational activities to take place. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue such business plans and sustain operations until such time as the Company can merge with or be acquired by another entity. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

Our operating results for the years ended September 30, 2020 and 2019, and the changes between those periods for the respective items, are summarized as follows:

	Year Ended
	September 30,		Change
	2020	2019	Amount
Operating loss	$(4,870)	$(6,000)	$1,130
Net loss	$(4,870)	$(6,000)	$1,130

Revenues

We did not earn any revenues during the year ended September 30, 2020 or 2019.

Operating Loss

Our loss from operations decreased to $4,870 during the year ended September 30, 2020, from an operating loss of $6,000 in the comparative year ended September 30, 2019. The following table presents operating expenses for the years ended September 30, 2020 and 2019:

	Year Ended
	September 30,		Change
	2020	2019	Amount	Percentage
General and administrative expenses	$4,870	$6,000	$(1,130)	(19%)
Total Operating Expenses	$4,870	$6,000	$(1,130)	(19%)

We realized a decrease of $1,130 in general and administrative expenses during the year ended September 30, 2020, as compared to the same period in the prior fiscal year.

Net Loss

The Company incurred a $4,870 net loss during the year ended September 30, 2020, compared to net loss of $6,000 in the prior fiscal year. This is primarily due to lower general and administrative expenses during the year ended September 30, 2020.

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

Working Capital

The following table presents our working capital position as of September 30, 2020 and 2019:

	As of
	September 30,		Change
	2020	2019	Amount	Percentage
Cash	$-	$-	$-	0%
Current Assets	-	-	-	0%
Current Liabilities	17,346	15,846	1,500	9%
Working Capital	$(17,346)	$(15,846)	$1,500	9%

The change in working capital during the year ended September 30, 2020, was primarily due to a increase in current liabilities of $1,500. Current liabilities increased due to incurring general and administrative expenses.

Cash Flow

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

The following tables presents our cash flow for the years ended September 30, 2020 and 2019:

Year Ended
September 30,
	2020	2019
Cash provided by operating activities	$-	$-
Cash provided by investing activities	-	-
Cash provided by financing activities	-	-
Net change in cash for the period	$-	$-

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the years ended September 30, 2020 or 2019.

For the years ended September 30, 2020 and 2019, net cash flows for operating activities were $0 since capital contributions from a shareholder were used to pay expenses. To date, a bank account has not been established.

Cash Flows from Investing Activities

For the years ended September 30, 2020 and 2019, no cashflows were provided by or used in investing activities.

Cash Flows from Financing Activities

For the years ended September 30, 2020 and 2019, no cashflows were provided by or used in financing activities.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrant and beneficial conversion feature debt discounts, valuation of share-based payments and the valuation allowance on deferred tax assets.

Investments in Equity

We measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with the change in fair value included in net income. We use quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data

Allure Worldwide, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of Allure Worldwide, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Allure Worldwide, Inc. (the “Company”) as of September 30, 2020 and the related statements of operations, stockholders’ deficit and cash flows for the year ended September 30, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020, and the results of its operations and its cash flows for the year ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses since inception, has a working capital deficit, negative cash flows from operations and an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2020.

Dallas, Texas

August 2, 2021

F-2

Ad3ptus

Adeptus Partners, LLC
Accountants | Advisors
733 Route 35 North
Ocean, NJ 07712
phone 732.745.8800
fax 732.663.0090
www.AdeptusCPAs.com

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Adeptus Partners LLC

Ocean, New Jersey
November 20, 2019

Offices:
Maryland
New York City
Long Island
New Jersey

ALLURE WORLDWIDE, INC.

BALANCE SHEETS

SEPTEMBER 30, 2020 AND 2019

	2020	2019

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$7,500	$-
Accrued expenses	6,000	12,000
Due to related party (Note 5)	3,846	3,846
Total current liabilities	17,346	15,846

Commitments & contingencies (Note 6)

Stockholders' deficit
Preferred stock: $0.001 par value; 20,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares
authorized; 20,000,000 shares issued and outstanding	20,000	20,000
Additional paid-in capital	3,370	-
Accumulated deficit	(40,716)	(35,846)
Total stockholders' deficit	(17,346)	(15,846)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

F-5

ALLURE WORLDWIDE, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019

Revenues	$-	$-

Operating expenses
General and administrative expenses	4,870	6,000
Total operating expenses	4,870	6,000

Net loss	$(4,870)	$(6,000)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

ALLURE WORLDWIDE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, October 1, 2018	20,000,000	$20,000	$-	$(29,846)	$(9,846)

Net loss	-	-	-	(6,000)	(6,000)

Balance, September 30, 2019	20,000,000	20,000	-	(35,846)	(15,846)

Accrued expenses paid by shareholder	-	-	3,370	-	3,370

Net loss	-	-	-	(4,870)	(4,870)

Balance, September 30, 2020	20,000,000	$20,000	$3,370	$(40,716)	$(17,346)

The accompanying notes are an integral part of these financial statements.

ALLURE WORLDWIDE, INC.

STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019

Cash flows provided by (used in) operating activities
Net loss	$(4,870)	$(6,000)
Operating expenses paid by shareholder	870	-
Adjustments to reconcile net loss to net cash
used in operating activities:
Accounts payable	7,500	-
Accrued expenses	(3,500)	6,000
Net cash used in operating activities	-	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net change in cash	-	-

Cash, beginning of the year	-	-

Cash, end of the year	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash financing activities
Capital contribution from shareholder
to pay accrued expenses (Note 5)	$3,370	$-

The accompanying notes are an integral part of these financial statements.

Note 1. Organization and Basis of Presentation

Allure Worldwide, Inc. (the Company) was incorporated under the laws of the State of Florida on September 26, 2018 with the principal business objective of merging with or being acquired by another entity and is therefore a blank check company. On July 16, 2021, the Company redomiciled to Nevada.

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America (GAAP), and have been consistently applied in the preparation of the financial statements.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financing or establish itself as a profitable business. At September 30, 2020, the Company had an accumulated deficit of $40,716 and for the year ended September 30, 2020, the Company realized net loss of $4,870. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue such business plans and sustain operations until such time as the Company can merge with or be acquired by another entity. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash or cash equivalents as of September 30, 2020 and 2019.

Fair Value of Financial Instruments

The carrying amount reported in the accompanying balance sheets for accounts payable, accrued expenses, and amounts due to a related party approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

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

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. As of September 30, 2020, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and the years since inception remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

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

On September 26, 2018 the Company’s two officers and directors (the CEO and the Secretary) were issued 5,000,000 common shares each for services. The value of the total shares issued was $10,000.

On September 26, 2018, Lawson Pedigo, and John Gladdis were issued 4,600,000 and 4,600,000 shares respectively and Benny Doro was issued 800,000 shares for services valued at a total of $10,000.

During the year ended September 30, 2020, the Company’s CEO paid $3,370 in accrued expenses directly to vendors on behalf of the Company. Since these amounts are not to be repaid to him, they are accounted for as additional paid-in capital in the accompanying financial statements (Note 5).

There were 20,000,000 common shares issued and outstanding as of September 30, 2020 and 2019.

Preferred stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a $0.001 par value and none were issued or outstanding at September 30, 2020 and 2019.

Note 4. Income Taxes

Any net loss carryforward may be subject to the 382 limitation upon a change in control as defined therein.

The components of income tax expense for the years ended September 30, 2020 and 2019 consist of the following:

	2020	2019

Federal tax statutory rate	21.0%	21.0%
State tax statutory rate	4.5%	4.5%
Valuation allowance	-25.5%	-25.5%
	0.0%	0.0%

During the years ended September 30, 2020 and 2019, the Company incurred net losses of $4,870 and $6,000, respectively, which resulted in net operating loss carryforwards for income tax purposes. The losses resulted in a deferred tax asset of approximately $5,300 and $4,100 at September 30, 2020 and 2019, respectively, at the effective rate of 25%.

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ASC 740, Income Taxes, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended September 30, 2020.

Note 5. Related Party Transactions

During the period ended September 30, 2018, Robert Bubeck, CEO paid $3,846 of expenses on behalf of the Company. The amount due to related party at both September 30, 2020 and 2019 is $3,846 and is due on demand and non-interest bearing.

During the year ended September 30, 2020, Robert Bubeck, CEO paid $3,370 of accrued expenses on behalf of the Company. Since these amounts to the shareholder are not expected to be repaid, they have been accounted for as additional paid-in capital in the accompanying financial statements.

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

Subscription Agreement and Cash Held in Escrow

On February 20, 2019, the Company entered into a subscription escrow agreement (the “Trust Agreement”) with Branch Banking and Trust Company (BB&T). This Trust Agreement was established for the subscription agreement proceeds raised pursuant to a Rule 419 S-1 offering. The balance held in trust at September 30, 2020 and 2019 totaled $10,201 and $0, respectively.

All offering proceeds and all securities issued in connection with the offering are held in escrow and, except for the 10% of proceeds that may be released to the Company, will remain in escrow until the completion of an acquisition (see Note 7) or the return of all funds after a lapse of 18 months when no acquisition has been consummated.

Note 7. Subsequent Events

The Company has evaluated subsequent events from the balance sheet through the date of this filing and determined there were no events to disclose except the following.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended September 30, 2020, covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and the board of directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial officer, does not expect that the Company’s disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management has concluded that, as of September 30, 2020, the Company had material weaknesses in its internal control over financial reporting and the Company’s internal control over financial reporting were not effective. Specifically, management identified the following material weaknesses at September 30, 2020:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;

2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

•	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls are a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

As a smaller reporting company, we are not required to provide, and this annual report does not include, an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position

Brad White	57	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director (1)
Clayton Yates	45	Chief Scientific Officer, Director (1)
Jesse Jaynes	70	Chief Research Officer, Director (1)

__________

(1) Appointed on January 12, 2021.

Biographies of Directors and Officers

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Brad White brings over 28 years of experience in the field of business development with a passion for moving business concepts and technology to commercial application. Brad has extensive expertise in seed business start-up and growth, strategic planning, and research management. He is a proven driver of company revenue and in negotiating game changing deals with major institutions globally. Mr. White has traveled to and transacted business on every continent, and he has a deep understanding of the business processes and cultural etiquette within and across key countries. Prior to joining Genvor in 2018, Mr. White was a founding Partner of Alpha Financial Technologies (AFT) where he co-created the world’s first publicly traded suite of commodity indexes. While acting as Global Head of Business Development during his 13-year tenure with AFT, his company reached peak index assets (AUM) of over $13 billion. Mr. White holds his Bachelors of Business Administration from The University of Texas and Master of Arts, Legal Studies from Arizona State University.

Dr. Clayton Yates, Ph.D., co-founded Genvor and is Chairman of the Board of Genvor. His research is currently funded by the National Cancer Institute (NCI) and Department of Defense (DOD) Congressionally Medical Directed Research Programs. Dr. Yates is also scientist at Tuskegee University, focused on identifying molecular targets for therapeutic intervention in prostate, breast, and pancreatic cancers. Dr. Yates received his initial training at the University of Pittsburgh School of Medicine in the Department of Cellular and Molecular Pathology. He completed additional training in Tissue Engineering and Regenerative Medicine jointly from the McGowan Institute for Regenerative Medicine and Massachusetts Institute of Technology (MIT). Dr. Yates completed his post-doctoral training at Emory University School of Medicine in the Department of Molecular Urology.

Dr. Jesse Jaynes, Ph.D., co-founded Genvor as well, and he leads the research for Genvor and manages ongoing, critical communication with our outside research and development partners and associations. Dr. Jaynes is one of the world’s leading authorities on therapeutic peptide design and has vast experience in drug development for various applications, including agriculture, animal health, wound healing, and oncology. Dr. Jaynes’ research is funded by USDA, NSF, and NIH. He has more than 60 United States and foreign patents and has authored over 100 scientific journal articles. Over the past 15 years, Dr. Jaynes has served on the board of numerous life science companies and is currently the Chief Technology Officer for the National Cancer Coalition. Dr. Jaynes is a Professor of Biochemistry at Tuskegee University. Dr. Jaynes completed his doctoral training at Brigham Young University, Utah.

There are no family relationships among any of our directors and executive officers.

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal. Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

As we have recently devoted efforts to exploring the intersection of technology and wholistic technology-based health treatments for a variety of mental health conditions, from autism to dementia and Alzheimer’s, we have also retained Board of Advisors composed of advisors we believe are competent to advise us regarding technology, sports health issues and treatments, and PTSD.

Indemnification of Directors and Officers

Section 78.138 of the Nevada Revised Statutes (“NRS”) provides that a director or officer will not be individually liable unless it is proven that (i) the director’s or officer’s acts or omissions constituted a breach of his or her fiduciary duties, and (ii) such breach involved intentional misconduct, fraud or a knowing violation of the law. Section 78.7502 of NRS permits a company to indemnify its directors and officers against expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with a threatened, pending or completed action, suit or proceeding if the officer or director (i) is not liable pursuant to NRS 78.138 or (ii) acted in good faith and in a manner the officer or director reasonably believed to be in or not opposed to the best interests of the corporation and, if a criminal action or proceeding, had no reasonable cause to believe the conduct of the officer or director was unlawful. Section 78.751 of NRS permits a Nevada company to indemnify its officers and directors against expenses incurred by them in defending a civil or criminal action, suit or proceeding as they are incurred and in advance of final disposition thereof, upon receipt of an undertaking by or on behalf of the officer or director to repay the amount if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the company. Section 78.751 of NRS further permits the company to grant its directors and officers additional rights of indemnification under its articles of incorporation or bylaws or otherwise. Section 78.752 of NRS provides that a Nevada company may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee or agent of the company, or is or was serving at the request of the company as a director, officer, employee or agent of another company, partnership, joint venture, trust or other enterprise, for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee or agent, or arising out of his status as such, whether or not the company has the authority to indemnify him against such liability and expenses.

Our Articles of Incorporation provide that no director or officer of the Company will be personally liable to the Company or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or (ii) the payment of dividends in violation of Section 78.300 of NRS. In addition, our Bylaws implement the indemnification and insurance provisions permitted by Chapter 78 of the NRS by providing that the Company shall indemnify its directors to the fullest extent permitted by the NRS and may, if and to the extent authorized by the board of directors, so indemnify its officers and any other person whom it has the power to indemnify against liability, reasonable expense or other matter whatsoever; and the Company may at the discretion of the board of directors purchase and maintain insurance on behalf of any person who holds or who has held any position identified in the paragraph above against any and all liability incurred by such person in any such position or arising out of his status as such.

Insofar as indemnification by us for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling the company pursuant to provisions of our articles of incorporation and bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Director Compensation

During the fiscal years ended September 30, 2020 and 2019, we did not have an independent director. Directors that were employees were not paid any fees for their role as director.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Directors’ and Officers’ Liability Insurance

The Company does not have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Corporate Governance and Board Independence

Our Board of Directors consists of three directors and has not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

Due to our lack of operations and size, and since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees; all functions of a nominating/governance committee were performed by our whole board of directors. Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Our board of directors does not believe that it is necessary to have such committees at the early stage of the company’s development, and our board of directors believes that the functions of such committees can be adequately performed by the members of our board of directors.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors is led by a Chairman, and at this time our Chairman is also our Chief Executive Officer. Although our sole officer is our sole director, the Board believes that the most effective leadership structure at this time is not to separate the roles of Chairman and Chief Executive Officer. A combined structure provides the Company with a single leader who represents the company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below.

●

This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Mr. Perry’s continuation in the combined role of the Chairman and Chief Executive Officer is in the best interest of the stockholders.

●	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

Item 11. Executive Compensation

The table below sets forth, for our last two fiscal years ending September 30, 2020 and 2019, the compensation earned by our executive officers and former executive officers.

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Brad White	2020	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer, Chief Financial Officer, and Director (1)	2019	$-	$-	$-	$-	$-	$-	$-

Dr. Clayton Yates	2020	$-	$-	$-	$-	$-	$-	$-
Chief Scientific Officer, Director (1)	2019	$-	$-	$-	$-	$-	$-	$-

Dr. Jesse Jaynes	2020	$-	$-	$-	$-	$-	$-	$-
Chief Research Officer, Director (1)	2019	$-	$-	$-	$-	$-	$-	$-

Robert Bubeck	2020	$-	$-	$-	$-	$-	$-	$-
Former Chief Executive Officer, Former Chief Financial Officer, Former Director (2)	2019	$-	$-	$-	$-	$-	$-	$-

Margaret McLaughlin	2020	$-	$-	$-	$-	$-	$-	$-
Former Secretary, Former Director (2)	2019	$-	$-	$-	$-	$-	$-	$-

__________

(1)	Appointed on January 12, 2021.
(2)	Resigned on January 12, 2021.

There are no current employment agreements between the Company and its officers and directors, and no compensation was earned by or paid to our officers and directors during the fiscal years ending September 30, 2020 and 2019.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officer or director or employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company’s common stock (and preferred stock) as of July 26, 2021, for (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 13155 Noel Road, Suite 900, Dallas, Texas, 75240.

Name of Beneficial Owner	Number of Shares Owned (1)	Percentage Owned (1)

Brad White	-	-
Dr. Clayton Yates	-	-
Dr. Jesse Jaynes	-	-
All officers and directors as a group (1 person)	-	-
All officers and directors as a group (1 person)	-	-
Robert Bubeck (2)	5,000,000	25%
Margaret McLaughlin (2)	5,000,000	25%
Lawson Pedigo	4,600,000	23%
John Gladdis	4,600,000	23%

____________

(1)

Applicable percentage of ownership is based on 20,000,000 total shares comprised of our common stock outstanding (as defined below) as of September 30, 2020. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options and/or warrants exercisable currently or within 60 days of September 30, 2020, are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Former officer and director.

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons

During the period ended September 30, 2018, Robert Bubeck, CEO paid $3,846 of expenses on behalf of the Company. The amount due to related party at both September 30, 2020 and 2019 is $3,846 and is due on demand and non-interest bearing.

During the year ended September 30, 2020, Robert Bubeck, CEO paid $3,370 of accrued expenses on behalf of the Company. Since these amounts to the shareholder are not expected to be repaid, they have been accounted for as additional paid-in capital in the accompanying financial statements.

The Company does not own or rent property. The office space is provided by an officer at no charge.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE American Company Guide. The Board has made its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and NYSE American.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for 2020 and 2019, for the categories of services indicated.

	Years Ended September 30,
Category	2020	2019
Audit Fees	$4,000	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$4,000	$-

On December 16, 2020, we notified Adeptus Partners LLC (“Adeptus”) of their dismissal as our independent registered public accounting firm. On December 16, 2020, we engaged Turner, Stone & Company, L.L.P. (“Turner”) of Dallas, Texas, as our new independent registered public accounting firm.

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

Item 15. Exhibits, Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Brad White	Date: August 2, 2021
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brad White	Date: August 2, 2021
Chief Executive Officer, Chief Financial Officer & Director

/s/ Dr. Clayton Yates	Date: August 2, 2021
Director

/s/ Brad White	Date: August 2, 2021
Director

