Form 10-Q
period 2020-12-31
Allure Worldwide, Inc.
filed 2021-08-05
CIK 1792941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of August 4, 2021, the Company had 20,000,000 shares of common stock outstanding.

ALLURE WORLDWIDE, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Allure Worldwide, Inc.

3

ALLURE WORLDWIDE, INC.
BALANCE SHEETS

	December 31,	September 30,
	2020	2020

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$7,500	$7,500
Accrued expenses	-	6,000
Due to related party (Note 5)	3,846	3,846
Total current liabilities	11,346	17,346

Commitments & contingencies (Note 6)

Stockholders' deficit
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized; 20,000,000 shares issued and outstanding	20,000	20,000
Additional paid-in capital	9,370	3,370
Accumulated deficit	(40,716)	(40,716)
Total stockholders' deficit	(11,346)	(17,346)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

F-1

ALLURE WORLDWIDE, INC.
STATEMENTS OF OPERATIONS

For the three months ended
December 31,
	2020	2019

Revenues	$-	$-

Operating expenses
General and administrative expenses	-	-
Total operating expenses	-	-

Net loss	$-	$-

Basic and diluted net loss per common share	$-	$-

Basic and diluted weighted average common shares outstanding	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

ALLURE WORLDWIDE, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDING DECEMBER 31, 2020 AND 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, October 1, 2019	20,000,000	$20,000	$-	$(35,846)	$(15,846)

Net loss for the three months ended December 31, 2019	-	-	-	-	-

Balance, December 31, 2019	20,000,000	$20,000	$-	$(35,846)	$(15,846)

Balance, October 1, 2020	20,000,000	$20,000	$3,370	$(40,716)	$(17,346)

Accrued expenses paid by shareholder	-	-	6,000	-	6,000

Net loss for the three months ended December 31, 2020	-	-	-	-	-

Balance, December 31, 2020	20,000,000	$20,000	$9,370	$(40,716)	$(11,346)

The accompanying notes are an integral part of these financial statements.

ALLURE WORLDWIDE, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019

Cash flows used in operating activities
Net loss	$-	$-
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Net cash used in operating activities	-	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net change in cash	-	-

Cash, beginning of the period	-	-

Cash, end of the period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash financing activities
Capital contribution from shareholder to pay accrued expenses (Note 5)	$6,000	-

The accompanying notes are an integral part of these financial statements.

Note 1. Organization and Basis of Presentation

Nature of Business

Allure Worldwide, Inc. (the Company) was incorporated under the laws of the State of Florida on September 26, 2018 with the principal business objective of merging with or being acquired by another entity and is therefore a blank check company. Effective as of November 18, 2019, the Company redomiciled to Nevada.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. At December 31, 2020, the Company had an accumulated deficit of $40,716 and no revenues to date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue such business plans and sustain operations until such time as the Company can merge with or be acquired by another entity. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended December 31, 2020 and 2019 has been prepared in accordance with GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended September 30, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 2, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash or cash equivalents as of December 31, 2020 and September 30, 2020.

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

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. As of December 31, 2020, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and the years since inception remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

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

Note 3. Stockholders’ Deficit

Common stock

The authorized common stock of the Company consists of 300,000,000 shares with a $0.001 par value. There were 20,000,000 common shares issued and outstanding as of December 31, 2020 and September 30, 2020.

On September 26, 2018 the Company’s two officers and directors (the CEO and the Secretary) were issued 5,000,000 common shares each for services. The value of the total shares issued was $10,000.

On September 26, 2018, Lawson Pedigo, and John Gladdis were issued 4,600,000 and 4,600,000 shares respectively and Benny Doro was issued 800,000 shares for services valued at a total of $10,000.

During the three months ended December 31, 2020, the Company’s CEO paid $6,000 in operating expenses directly to the vendor on behalf of the Company. Since these amounts are not to be repaid to him, they are accounted for as additional paid-in capital in the accompanying financial statements (Note 5).

Preferred stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a $0.001 par value and none were issued or outstanding at December 31, 2020 and September 30, 2020.

Note 4. Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ASC 740, Income Taxes, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended December 31, 2020. Any net loss carryforward may be subject to the 382 limitation upon a change in control as defined therein.

During the three months ended December 31, 2020 and 2019, the Company incurred net losses of $0 and $0, respectively, which resulted in no additional net operating loss carryforwards for income tax purposes. The accumulated losses resulted in a deferred tax asset of approximately $5,300 and $5,300 at December 31, 2020 and September 30, 2020, respectively, at the effective rate of 25%.

Note 5. Related Party Transactions

During the period ended September 30, 2018, Robert Bubeck, CEO paid $3,846 of expenses on behalf of the Company. The amount due to related party at both December 31, 2020 and September 30, 2020 is $3,846 and is due on demand and non-interest bearing.

During the three months ended December 31, 2020, Robert Bubeck, CEO paid $6,000 of expenses on behalf of the Company. Since these amounts to the shareholder are not expected to be repaid, they have been accounted for as additional paid-in capital in the accompanying financial statements.

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

Subscription Agreement and Cash Held in Escrow

On February 20, 2019, the Company entered into a subscription escrow agreement (the “Trust Agreement”) with Branch Banking and Trust Company (BB&T). This Trust Agreement was established for the subscription agreement proceeds raised pursuant to a Rule 419 S-1 offering. The balance held in trust at December 31, 2020 and September 30, 2020 totaled $11,202 and $10,201, respectively.

All offering proceeds and all securities issued in connection with the offering are held in escrow and, except for the 10% of proceeds that may be released to the Company, will remain in escrow until the completion of an acquisition (see Note 7) or the return of all funds after a lapse of 18 months when no acquisition has been consummated.

Note 7. Subsequent Events

The Company has evaluated subsequent events from the balance sheet through the date of this filing, and determined there were no events to disclose except the following: On January 11, 2021, the Company entered into an Exchange Agreement (the “Purchase Agreement”) with Genvor Inc., a Delaware corporation (“Genvor”) to acquire (the “Acquisition”) Genvor in consideration of (i) the payment of $150,000 by Genvor to Allure; (ii) Allure’s founding shareholders transferring 19,000,000 shares of common stock to Genvor’s shareholders, constituting 95% of Allure’s 20,000,000 total outstanding shares; and (iii) Allure’s founding shareholders retaining 1,000,000 shares of Allure’s common stock. Pursuant to the Purchase Agreement, after closing of the Acquisition and for a period of two years following commencement of trading of Allure’s common stock, the parties agreed that Allure will make additional issuances of Allure’s common stock to the founding shareholders to ensure that in the aggregate they maintain their 5% ownership of Allure’s outstanding common stock. The completion of the Purchase Agreement is pending Genvor’s Form S-1/A being declared effective by the Securities Exchange Commission.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended December 31, 2020 and 2019, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $40,716 from its inception to December 31, 2020, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended December 31, 2020 and 2019:

Our operating results for the three months ended December 31, 2020 and 2019, and the changes between those periods for the respective items, are summarized as follows:

Three Months Ended
	December 31,		Change
	2020	2019	Amount
Operating loss	$-	$-	$-
Other expense	-	-	-
Net loss	$-	$-	$-

During the three months ending December 31, 2020 and 2019, the Company had an operating income/loss of $-0-.

Revenues

We did not earn any revenues during the three months ending December 31, 2020 or 2019.

Operating Loss

During the three months ending December 31, 2020 and 2019, the Company had an operating income/loss of $-0-. The following table presents operating expenses for the three-month periods ending December 31, 2020 and 2019:

Three months Ended
	December 31,		Change
	2020	2019	Amount	Percentage
Consulting Fees	$-	$-	$-	-
General and administrative expenses	-	-	-	-
Total Operating Expenses	$-	$-	$-	-

Net Loss

The Company incurred a $-0- net loss during the three months ended December 31, 2020 and 2019.

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

Working Capital

The following table presents our working capital position as of December 31, 2020, and September 30, 2020:

	As of	As of
	December 31,	September 30,	Change
	2020	2020	Amount	Percentage
Cash	$-	$-	$-	-
Current Assets	-	-	-	-
Current Liabilities	11,346	17,346	(6,000)	(35)%
Working Capital	$(11,346)	$(17,346)	$(6,000)	(35)%

The change in working capital during the three months ended December 31, 2020, was due to a decrease in current liabilities of $6,000. Current liabilities decreased due to capital contribution from a shareholder to pay expenses.

Cash Flow

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

The following tables presents our cash flow for the three months ended December 31, 2020 and 2019:

Three months Ended
December 31,
	2020	2019
Cash provided by operating activities	$-	$-
Cash provided by investing activities	-	-
Cash provided by financing activities	-	-
Net change in cash for the period	$-	$-

Cash Flows from Operating Activities

For the three months ended December 31, 2020 and 2019, no cashflows were provided by or used in operating activities.

Cash Flows from Investing Activities

For the three months ended December 31, 2020 and 2019, no cashflows were provided by or used in investing activities.

Cash Flows from Financing Activities

For the three months ended December 31, 2020 and 2019, no cashflows were provided by or used in financing activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

3.1	Florida Articles of Incorporation (incorporated by reference to Exhibit 3.A to our Registration Statement on Form S-1, filed on May 4, 2020)

3.2	Nevada Articles of Incorporation (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on August 4, 2021)

3.3	Certificate of Correction to Nevada Articles of Incorporation (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed on August 4, 2021)

3.4	Bylaws (incorporated by reference to Exhibit 3.B to our Registration Statement on Form S-1, filed on May 4, 2020)

10.1*	Exchange Agreement, by and between the Company and Genvor Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2021)

31.1**	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2**	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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

ALLURE WORLDWIDE, INC.

Date: August 5, 2021	By:	/s/ Brad White
Brad White
Chief Executive Officer, Chief Financial Officer & Director

