Form 10-K
period 2021-09-30
Allure Worldwide, Inc.
filed 2022-03-21
CIK 1792941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

On March 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant had an undetermined value as the registrant’s common stock was not trading on any exchange, nor was it quoted for trading on the OTC Link ATS or any other over-the-counter market.

The number of the registrant’s shares of common stock outstanding was 20,000,000 as of March 18, 2022.

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

On January 11, 2021, the Company entered into an Exchange Agreement (the “Purchase Agreement”) with Genvor Inc., a Delaware corporation (“Genvor”) to acquire (the “Acquisition”) Genvor in consideration of (i) the payment of $150,000 by Genvor to Allure; (ii) Allure’s founding shareholders transferring 19,000,000 shares of common stock to Genvor’s shareholders, constituting 95% of Allure’s 20,000,000 total outstanding shares; and (iii) Allure’s founding shareholders retaining 1,000,000 shares of Allure’s common stock. Pursuant to the Purchase Agreement, after closing of the Acquisition and for a period of two years following commencement of trading of Allure’s common stock, the parties agreed that Allure will make additional issuances of Allure’s common stock to the founding shareholders to ensure that in the aggregate they maintain their 5% ownership of Allure’s outstanding common stock. On March 2, 2022, the Company and Genvor entered into a merger agreement (the “Merger Agreement”) to consummate the Acquisition, and pursuant to which a wholly-owned subsidiary of the Company, Genvor Acquisition, Corp., a Delaware corporation, will merge (the “Merger”) with and into Genvor, with each share of Genvor common stock issued immediately prior to the time of the merger automatically converted into the right to receive one share of common stock of the Company. The Company anticipates filing a certificate of merger to effect the Acquisition and Merger as soon as audited financial statements of Genvor as of and for the fiscal years ending December 31, 2021 and 2020, are complete (and any interim financial statements for subsequent fiscal quarters have been completed).

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

Employees

As of September 30, 2021, we had no fulltime employees.

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

On January 11, 2021, the Company entered into an Exchange Agreement (the “Purchase Agreement”) with Genvor Inc., a Delaware corporation (“Genvor”) to acquire (the “Acquisition”) Genvor in consideration of (i) the payment of $150,000 by Genvor to Allure; (ii) Allure’s founding shareholders transferring 19,000,000 shares of common stock to Genvor’s shareholders, constituting 95% of Allure’s 20,000,000 total outstanding shares; and (iii) Allure’s founding shareholders retaining 1,000,000 shares of Allure’s common stock. Pursuant to the Purchase Agreement, after closing of the Acquisition and for a period of two years following commencement of trading of Allure’s common stock, the parties agreed that Allure will make additional issuances of Allure’s common stock to the founding shareholders to ensure that in the aggregate they maintain their 5% ownership of Allure’s outstanding common stock. On March 2, 2022, the Company and Genvor entered into a merger agreement (the “Merger Agreement”) to consummate the Acquisition, and pursuant to which a wholly-owned subsidiary of the Company, Genvor Acquisition, Corp., a Delaware corporation, will merge (the “Merger”) with and into Genvor, with each share of Genvor common stock issued immediately prior to the time of the merger automatically converted into the right to receive one share of common stock of the Company. The Company anticipates filing a certificate of merger to effect the Acquisition and Merger as soon as audited financial statements of Genvor as of and for the fiscal years ending December 31, 2021 and 2020, are complete (and any interim financial statements for subsequent fiscal quarters have been completed).

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

COMPARISON OF THE YEAR ENDED SEPTEMBER 30, 2021, TO THE YEAR ENDED SEPTEMBER 30, 2020

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended September 30, 2021 and 2020, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $65,540 since inception and requires capital for contemplated operational activities to take place. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue such business plans and sustain operations until such time as the Company can merge with or be acquired by another entity. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

Our operating results for the years ended September 30, 2021 and 2020, and the changes between those periods for the respective items, are summarized as follows:

	Year Ended
	September 30,		Change
	2021	2020	Amount
Operating loss	$(23,824)	$(4,870)	$(18,954)
Net loss	$(23,824)	$(4,870)	$(18,954)

Revenues

We did not earn any revenues during the year ended September 30, 2021 or 2020.

Operating Loss

Our loss from operations increased to $23,824 during the year ended September 30, 2021, from an operating loss of $4,870 in the comparative year ended September 30, 2020. The following table presents operating expenses for the years ended September 30, 2021 and 2020:

	Year Ended
	September 30,		Change
	2021	2020	Amount	Percentage
General and administrative expenses	$23,824	$4,870	$18,954	389%
Total Operating Expenses	$23,824	$4,870	$18,954	389%

We realized an increase of $18,954 in general and administrative expenses during the year ended September 30, 2021, as compared to the same period in the prior fiscal year related to auditor and filing fees.

Net Loss

The Company incurred an $23,824 net loss during the year ended September 30, 2021, compared to net loss of $4,870 in the prior fiscal year. This is primarily due to higher general and administrative expenses during the year ended September 30, 2021.

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

Working Capital

The following table presents our working capital position as of September 30, 2021 and 2020:

	As of
	September 30,		Change
	2021	2020	Amount	Percentage
Cash	$-	$-	$-	0%
Current Assets	-	-	-	0%
Current Liabilities	27,670	17,346	10,324	60%
Working Capital	$(27,670)	$(17,346)	$10,324	60%

The change in working capital during the year ended September 30, 2021, was primarily due to an increase in current liabilities of $10,324. Current liabilities increased due to accrued expenses paid by a related party.

Cash Flow

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

The following tables presents our cash flow for the years ended September 30, 2021 and 2020:

Year Ended
September 30,
	2021	2020
Cash provided by operating activities	$-	$-
Cash provided by investing activities	-	-
Cash provided by financing activities	-	-
Net change in cash for the period	$-	$-

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the years ended September 30, 2021 or 2020.

For the years ended September 30, 2021 and 2020, net cash flows for operating activities were $0 since capital contributions from a shareholder were used to pay expenses. To date, a bank account has not been established.

Cash Flows from Investing Activities

For the years ended September 30, 2021 and 2020, no cashflows were provided by or used in investing activities.

Cash Flows from Financing Activities

For the years ended September 30, 2021 and 2020, no cashflows were provided by or used in financing activities.

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

Item 8. Financial Statements and Supplementary Data

Allure Worldwide, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of Allure Worldwide, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Allure Worldwide, Inc. (the “Company”) as of September 30, 2021 and 2020 and the related statements of operations, stockholders’ deficit and cash flows for the years ended September 30, 2021 and 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years ended September 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

March 21, 2022

ALLURE WORLDWIDE, INC.

BALANCE SHEETS

SEPTEMBER 30, 2021 AND 2020

	2021	2020

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$7,585	$7,500
Accrued expenses	-	6,000
Due to related party, Genvor (Note 5)	16,239	-
Due to related party, shareholder (Note 5)	3,846	3,846
Total current liabilities	27,670	17,346

Commitments & contingencies (Note 6)

Stockholders’ deficit
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized; 20,000,000 shares issued and outstanding	20,000	20,000
Additional paid-in capital	16,870	3,370
Accumulated deficit	(64,540)	(40,716)
Total stockholders’ deficit	(27,670)	(17,346)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

F-2

ALLURE WORLDWIDE, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	2021	2020

Revenues	$-	$-

Operating expenses
General and administrative expenses	23,824	4,870
Total operating expenses	23,824	4,870

Net loss	$(23,824)	$(4,870)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

ALLURE WORLDWIDE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, October 1, 2019	20,000,000	$20,000	$-	$(35,846)	$(15,846)

Accrued expenses paid by shareholder (Note 5)	-	-	3,370	-	3,370

Net loss	-	-	-	(4,870)	(4,870)

Balance, September 30, 2020	20,000,000	20,000	3,370	(40,716)	(17,346)

Accrued expenses paid by shareholder (Note 5)	-	-	13,500	-	13,500

Net loss	-	-	-	(23,824)	(23,824)

Balance, September 30, 2021	20,000,000	$20,000	$16,870	$(64,540)	$(27,670)

The accompanying notes are an integral part of these financial statements.

 ALLURE WORLDWIDE, INC.

STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	2021	2020

Cash flows provided by (used in) operating activities
Net loss	$(23,824)	$(4,870)
Operating expenses paid by shareholder	-	870
Operating expenses paid by Genvor	16,239	-
Adjustments to reconcile net loss to net cash
used in operating activities:
Accounts payable	7,585	7,500
Accrued expenses	-	(3,500)
Net cash used in operating activities	-	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net change in cash	-	-

Cash, beginning of the year	-	-

Cash, end of the year	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash financing activities
Capital contribution from shareholder
to pay accrued expenses (Note 5)	$13,500	$3,370

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

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financing or establish itself as a profitable business. At September 30, 2021, the Company had an accumulated deficit of $64,540 and for the year ended September 30, 2021, the Company realized net loss of $23,824. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue such business plans and sustain operations until such time as the Company can merge with or be acquired by another entity. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash or cash equivalents as of September 30, 2021 and 2020.

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

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. As of September 30, 2021, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and the years since inception remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

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

During the years ended September 30, 2021 and 2020, the Company’s CEO paid $13,500 and $3,370, respectively, in accrued expenses directly to vendors on behalf of the Company. Since these amounts are not to be repaid to him, they are accounted for as additional paid-in capital in the accompanying financial statements (Note 5).

There were 20,000,000 common shares issued and outstanding as of September 30, 2021 and 2020.

Preferred stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a $0.001 par value and none were issued or outstanding at September 30, 2021 and 2020.

Note 4. Income Taxes

Any net loss carryforward may be subject to the 382 limitation upon a change in control as defined therein.

The components of income tax expense for the years ended September 30, 2021 and 2020 consist of the following:

	2021	2020

Federal tax statutory rate	21.0%	21.0%
State tax statutory rate	3.5%	4.5%
Valuation allowance	-24.5%	-25.5%
	0.0%	0.0%

During the years ended September 30, 2021 and 2020, the Company incurred net losses of $23,824 and $4,870, respectively, which resulted in net operating loss carryforwards for income tax purposes. The losses resulted in an accumulated deferred tax asset of approximately $11,200 and $5,300 at September 30, 2021 and 2020, respectively, at the effective rate of 25%.

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ASC 740, Income Taxes, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended September 30, 2021.

Note 5. Related Party Transactions

During the period ended September 30, 2018, Robert Bubeck, CEO paid $3,846 of expenses on behalf of the Company. The amount due to related party at both September 30, 2021 and 2020 is $3,846 and is due on demand and non-interest bearing.

During the years ended September 30, 2021 and 2020, Robert Bubeck, CEO paid $13,500 and $3,370 of accrued expenses on behalf of the Company. Since these amounts to the shareholder are not expected to be repaid, they have been accounted for as additional paid-in capital in the accompanying financial statements.

During the year ended September 30, 2021, Genvor Inc. (“Genvor”, Note 7) paid operating expenses on behalf of the Company consisting of filing fees totaling $3,824 and audit fees totaling $12,415. These payments resulted in a total of $16,239 due to Genvor at September 30, 2021 in the accompanying financial statements. Additionally, any legal fees were absorbed by Genvor in connection with the Exchange Agreement (Note 7).

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

                Subscription Agreement and Cash Held in Escrow

On February 20, 2019, the Company entered into a subscription escrow agreement (the “Trust Agreement”) with Branch Banking and Trust Company (BB&T). This Trust Agreement was established for the subscription agreement proceeds raised pursuant to a Rule 419 S-1 offering. The balance held in trust at September 30, 2021 and 2020 totaled $19,705 and $10,201, respectively.

All offering proceeds and all securities issued in connection with the offering are held in escrow and, except for the 10% of proceeds that may be released to the Company, will remain in escrow until the completion of an acquisition or the return of all funds after a lapse of 18 months when no acquisition has been consummated (see Note 7).

Note 7. Subsequent Events

The Company has evaluated subsequent events from the balance sheet through the date of this filing and determined there were no events to disclose except the following.

On January 11, 2021, the Company entered into an Exchange Agreement (the “Purchase Agreement”) with Genvor Inc., a Delaware corporation (“Genvor”) to acquire (the “Acquisition”) Genvor in consideration of (i) the payment of $150,000 by Genvor to Allure; (ii) Allure’s founding shareholders transferring 19,000,000 shares of common stock to Genvor’s shareholders, constituting 95% of Allure’s 20,000,000 total outstanding shares; and (iii) Allure’s founding shareholders retaining 1,000,000 shares of Allure’s common stock. Pursuant to the Purchase Agreement, after closing of the Acquisition and for a period of two years following commencement of trading of Allure’s common stock, the parties agreed that Allure will make additional issuances of Allure’s common stock to the founding shareholders to ensure that in the aggregate they maintain their 5% ownership of Allure’s outstanding common stock. On March 2, 2022, the Company and Genvor entered into a merger agreement (the “Merger Agreement”) to consummate the Acquisition, and pursuant to which a wholly-owned subsidiary of the Company, Genvor Acquisition, Corp., a Delaware corporation, will merge (the “Merger”) with and into Genvor, with each share of Genvor common stock issued immediately prior to the time of the merger automatically converted into the right to receive one share of common stock of the Company. The Company anticipates filing a certificate of merger to effect the Acquisition and Merger as soon as audited financial statements of Genvor as of and for the fiscal years ending December 31, 2021 and 2020, are complete (and any interim financial statements for subsequent fiscal quarters have been completed).

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended September 30, 2021, covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and the board of directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management has concluded that, as of September 30, 2021, the Company had material weaknesses in its internal control over financial reporting and the Company’s internal control over financial reporting were not effective. Specifically, management identified the following material weaknesses at September 30, 2021:

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

Brad White brings over 28 years of experience in the field of business development with a passion for moving business concepts and technology to commercial application. Brad has extensive expertise in seed business start-up and growth, strategic planning, and research management. He is a proven driver of company revenue and in negotiating game changing deals with major institutions globally. Mr. White has traveled to and transacted business on every continent, and he has a deep understanding of the business processes and cultural etiquette within and across key countries. Prior to joining Genvor in 2018, Mr. White was a founding Partner of Alpha Financial Technologies (AFT) where he co-created the world’s first publicly traded suite of commodity indexes. While acting as Global Head of Business Development during his 13-year tenure with AFT, his company reached peak index assets (AUM) of over $13 billion. Mr. White holds his Bachelor of Business Administration from The University of Texas and Master of Arts, Legal Studies from Arizona State University.

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

Director Compensation

During the fiscal years ended September 30, 2021 and 2020, we did not have an independent director. Directors that were employees were not paid any fees for their role as director.

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

Item 11. Executive Compensation

The table below sets forth, for our last two fiscal years ending September 30, 2021 and 2020, the compensation earned by our executive officers and former executive officers.

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Brad White	2021	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer, Chief Financial Officer, and Director (1)	2020	$-	$-	$-	$-	$-	$-	$-

Dr. Clayton Yates	2021	$-	$-	$-	$-	$-	$-	$-
Chief Scientific Officer, Director (1)	2020	$-	$-	$-	$-	$-	$-	$-

Dr. Jesse Jaynes	2021	$-	$-	$-	$-	$-	$-	$-
Chief Research Officer, Director (1)	2020	$-	$-	$-	$-	$-	$-	$-

Robert Bubeck	2021	$-	$-	$-	$-	$-	$-	$-
Former Chief Executive Officer, Former Chief Financial Officer, Former Director (2)	2020	$-	$-	$-	$-	$-	$-	$-

Margaret McLaughlin	2021	$-	$-	$-	$-	$-	$-	$-
Former Secretary, Former Director (2)	2020	$-	$-	$-	$-	$-	$-	$-

___________

(1)	Appointed on January 12, 2021.
(2)	Resigned on January 12, 2021.

There are no current employment agreements between the Company and its officers and directors, and no compensation was earned by or paid to our officers and directors during the fiscal years ending September 30, 2021 and 2020.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officer or director or employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company’s common stock (and preferred stock) as of March 18, 2022, for (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 13155 Noel Road, Suite 900, Dallas, Texas, 75240.

Name of Beneficial Owner	Number of Shares Owned (1)	Percentage Owned (1)

Brad White	-	-
Dr. Clayton Yates	-	-
Dr. Jesse Jaynes	-	-
All officers and directors as a group (1 person)	-	-
All officers and directors as a group (1 person)	-	-
Robert Bubeck (2)	5,000,000	25%
Margaret McLaughlin (2)	5,000,000	25%
Lawson Pedigo	4,600,000	23%
John Gladdis	4,600,000	23%

____________

(1)

Applicable percentage of ownership is based on 20,000,000 total shares comprised of our common stock outstanding (as defined below) as of September 30, 2021. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options and/or warrants exercisable currently or within 60 days of September 30, 2021, are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Former officer and director.

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons

During the period ended September 30, 2018, Robert Bubeck, CEO paid $3,846 of expenses on behalf of the Company. The amount due to related party at both September 30, 2021 and 2020 is $3,846 and is due on demand and non-interest bearing.

During the years ended September 30, 2021 and 2020, Robert Bubeck, CEO paid $13,500 and $3,370 of accrued expenses on behalf of the Company. Since these amounts to the shareholder are not expected to be repaid, they have been accounted for as additional paid-in capital in the accompanying financial statements.

During the year ended September 30, 2021, Genvor Inc. (“Genvor”, Note 7) paid operating expenses on behalf of the Company consisting of filing fees totaling $3,824 and audit fees totaling $12,415. These payments resulted in a total of $16,239 due to Genvor at September 30, 2021 in the accompanying financial statements. Additionally, any legal fees were absorbed by Genvor in connection with the Exchange Agreement (Note 7).

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for 2021 and 2020, for the categories of services indicated.

	Years Ended September 30,
Category	2021	2020
Audit Fees	$20,000	$4,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$20,000	$4,000

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

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

Item 15. Exhibits, Financial Statement Schedules

Exhibit	Description

3.1	Florida Articles of Incorporation (incorporated by reference to Exhibit 3.A to our Registration Statement on Form S-1, filed on May 4, 2020)

3.2	Nevada Articles of Incorporation (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on July 20, 2021)

3.3	Certificate of Correction to Nevada Articles of Incorporation (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed on July 20, 2021)

3.4	Bylaws (incorporated by reference to Exhibit 3.B to our Registration Statement on Form S-1, filed on May 4, 2020)

10.1*	Exchange Agreement, by and between the Company and Genvor Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2021)

10.2**	Agreement and Plan of Merger, by and between the Company, Genvor Inc., and Genvor Acquisition Corp.

31.1**	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2**	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS***	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH***	Inline XBRL Taxonomy Extension Schema Document,

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

/s/ Brad White	March 21, 2022
Chief Executive Officer and	Date
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brad White	March 21, 2022
Chief Executive Officer, Chief Financial Officer & Director	Date

/s/ Dr. Clayton Yates	March 21, 2022
Director	Date

/s/ Dr. Jesse Jaynes	March 21, 2022
Director	Date

