Form 10-Q
period 2021-12-31
Allure Worldwide, Inc.
filed 2022-03-29
CIK 1792941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☒ Yes ☐ No

As of March 29, 2022, the Company had 20,000,000 shares of common stock outstanding.

ALLURE WORLDWIDE, INC.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Allure Worldwide, Inc.

3

ALLURE WORLDWIDE, INC.
BALANCE SHEETS

	December 31,	September 30,
	2021	2021

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$3,500	$7,585
Due to related party, Genvor (Note 5)	25,526	16,239
Due to related party, shareholder (Note 5)	3,846	3,846
Total current liabilities	32,872	27,670

Commitments & contingencies (Note 6)

Stockholders’ deficit
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized; 20,000,000 shares issued and outstanding	20,000	20,000
Additional paid-in capital	16,870	16,870
Accumulated deficit	(69,742)	(64,540)
Total stockholders’ deficit	(32,872)	(27,670)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

F-1

ALLURE WORLDWIDE, INC.

STATEMENTS OF OPERATIONS

	For the three months ended
	December 31,
	2021	2020

Revenues	$-	$-

Operating expenses
General and administrative expenses	5,202	-
Total operating expenses	5,202	-

Net loss	$(5,202)	$-

Basic and diluted net loss per common share	$-	$-

Basic and diluted weighted average common shares outstanding	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

ALLURE WORLDWIDE, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDING DECEMBER 31, 2021 AND 2020

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, October 1, 2020	20,000,000	$20,000	$-	$(35,846)	$(15,846)

Accrued expenses paid by shareholder	-	-	6,000	-	6,000
Net loss for the three months ended December 31, 2020	-	-	-	-	-

Balance, December 31, 2020	20,000,000	$20,000	$9,370	$(40,716)	$(11,346)

Balance, October 1, 2021	20,000,000	$20,000	$16,870	$(64,540)	$(27,670)

Net loss for the three months ended December 31, 2021	-	-	-	(5,202)	(5,202)

Balance, December 31, 2021	20,000,000	$20,000	$16,870	$(69,742)	$(32,872)

The accompanying notes are an integral part of these financial statements.

ALLURE WORLDWIDE, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

Cash flows provided by (used in) operating activities
Net loss	$(5,202)	$-
Operating expenses paid by Genvor	9,287	-
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	(4,085)	-
Net cash used in operating activities	-	-
		/
Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net change in cash	-	-

Cash, beginning of the period	-	-

Cash, end of the period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash financing activities
Capital contribution from shareholder to pay accrued expenses (Note 5)	$-	$6,000

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financing or establish itself as a profitable business. At December 31, 2021, the Company had an accumulated deficit of $69,742 and no revenues to date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue such business plans and sustain operations until such time as the Company can merge with or be acquired by another entity. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended December 31, 2021 and 2020 has been prepared in accordance with GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended September 30, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash or cash equivalents as of December 31, 2021 and September 30, 2021.

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

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. As of J December 31, 2021, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and the years since inception remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

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

Note 3. Stockholders’ Deficit

Common stock

The authorized common stock of the Company consists of 300,000,000 shares with a $0.001 par value. There were 20,000,000 common shares issued and outstanding as of December 31, 2021 and September 30, 2021.

On September 26, 2018 the Company’s two officers and directors (the CEO and the Secretary) were issued 5,000,000 common shares each for services. The value of the total shares issued was $10,000. On September 26, 2018, Lawson Pedigo, and John Gladdis were issued 4,600,000 and 4,600,000 shares respectively and Benny Doro was issued 800,000 shares for services valued at a total of $10,000.

During the fiscal years ended September 30, 2021 and 2020, the Company’s CEO paid $13,500 and $3,370, respectively, in accrued expenses directly to vendors on behalf of the Company. Since these amounts are not to be repaid to him, they are accounted for as additional paid-in capital in the accompanying financial statements (Note 5).

Preferred stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a $0.001 par value and none were issued or outstanding at December 31, 2021 and September 30, 2021.

Note 4. Income Taxes

Any net loss carryforward may be subject to the 382 limitation upon a change in control as defined therein.

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ASC 740, Income Taxes, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended December 31, 2021.

During the three months ended December 31, 2021 and 2020, the Company incurred net losses of $5,202 and $0, respectively, which resulted in net operating loss carryforwards for income tax purposes. The losses resulted in a deferred tax asset of approximately $12,400 and $11,200 at December 31, 2021 and September 30, 2021, respectively, at the effective rate of 25%.

Note 5. Related Party Transactions

During the period ended September 30, 2018, Robert Bubeck, former CEO, paid $3,846 of expenses on behalf of the Company. The amount due to related party at both December 31, 2021 and September 30, 2021 is $3,846 and is due on demand and non-interest bearing.

During the fiscal years ended September 30, 2021 and 2020, Robert Bubeck, former CEO, paid $13,500 and $3,370, respectively, of accrued expenses on behalf of the Company. Since these amounts to the shareholder are not expected to be repaid, they have been accounted for as additional paid-in capital in the accompanying financial statements.

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

                Subscription Agreement and Cash Held in Escrow

On February 20, 2019, the Company entered into a subscription escrow agreement (the “Trust Agreement”) with Branch Banking and Trust Company (BB&T). This Trust Agreement was established for the subscription agreement proceeds raised pursuant to a Rule 419 S-1 offering. The balance held in trust at December 31, 2021 and September 30, 2021 totaled $19,705.

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

On January 11, 2021, the Company entered into an Exchange Agreement (the “Purchase Agreement”) with Genvor Inc., a Delaware corporation (“Genvor”) to acquire (the “Acquisition”) Genvor in consideration of (i) the payment of $150,000 by Genvor to Allure; (ii) Allure’s founding shareholders transferring 19,000,000 shares of common stock to Genvor’s shareholders, constituting 95% of Allure’s 20,000,000 total outstanding shares; and (iii) Allure’s founding shareholders retaining 1,000,000 shares of Allure’s common stock. Pursuant to the Purchase Agreement, after closing of the Acquisition and for a period of two years following commencement of trading of Allure’s common stock, the parties agreed that Allure will make additional issuances of Allure’s common stock to the founding shareholders to ensure that in the aggregate they maintain their 5% ownership of Allure’s outstanding common stock. On March 2, 2022, the Company and Genvor entered into a merger agreement (the “Merger Agreement”) to consummate the Acquisition, and pursuant to which a wholly-owned subsidiary of the Company, Genvor Acquisition, Corp., a Delaware corporation, will merge (the “Merger”) with and into Genvor, with each share of Genvor common stock issued immediately prior to the time of the merger automatically converted into the right to receive one share of common stock of the Company. The Company anticipates filing a certificate of merger to effect the Acquisition and Merger as soon as audited financial statements of Genvor as of and for the fiscal years ending December 31, 2021 and 2020, are complete (and any required interim financial statements have been completed).

We have had limited operations and have been issued a “going concern” opinion by our auditor, based upon our reliance on related party loans and the sale of our common stock as the sole sources of funds for our operations for the near future.

Reports to Security Holders

The Company is required to file reports pursuant to Section 15(d) of the Securities Exchange Act of 1934, and is required to furnish its stockholders with annual reports containing consolidated financial statements audited by its independent registered public accounting firm and to make available quarterly reports containing unaudited consolidated financial statements for each of the first three quarters of each fiscal year ending September 30th. The Company files Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission. The Company may also file additional documents with the Commission if those documents become necessary in the course of its operations.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended December 31, 2021 and 2020, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $69,742 from its inception to December 31, 2021 and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended December 31, 2021 and 2020:

Our operating results for the three months ended December 31, 2021 and 2020, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	December 31,		Change
	2021	2020	Amount
Operating loss	$(5,202)	$-	$5,202
Other expense	-	-	-
Net loss	$(5,202)	$-	$5,202

During the three months ending December 31, 2021 and 2020, respectively, the Company had an operating loss of $5,202 and $0, respectively. The increase in operating loss was due to increased professional fees during the quarter ended December 31, 2021.

Revenues

We did not earn any revenues during the three months ending December 31, 2021 or 2020.

Operating Loss

During the three months ending December 31, 2021 and 2020, the Company had an operating loss of $5,202 and $0, respectively. The following table presents operating expenses for the three-month periods ending December 31, 2021 and 2020:

	Three months Ended
	December 31,		Change
	2021	2020	Amount	Percentage
Consulting Fees	$-	$-	$-	-
General and administrative expenses	5,202	-	5,202	(100)%
Total Operating Expenses	$5,202	$-	$5,202	(100)%

Net Loss

The Company incurred a net loss of $5,202 and $0, respectively, during the three months ended December 31, 2021 and 2020.

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

Working Capital

The following table presents our working capital position as of December 31, 2021, and September 30, 2021:

	As of	As of
	December 31,	September 30,	Change
	2021	2020	Amount	Percentage
Cash	$-	$-	$-	-
Current Assets	-	-	-	-
Current Liabilities	32,872	27,670	5,202	19%
Working Capital	$(32,872)	$(27,670)	$5,202	19%

The change in working capital during the three months ended December 31, 2021, was due to a increase in current liabilities of $5,202. Current liabilities increased due to professional fees incurred during the quarter.

Cash Flow

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

The following tables presents our cash flow for the three months ended December 31, 2021 and 2020:

Three months Ended
December 31,
	2021	2020
Cash provided by operating activities	$-	$-
Cash provided by investing activities	-	-
Cash provided by financing activities	-	-
Net change in cash for the period	$-	$-

Cash Flows from Operating Activities

For the three months ended December 31, 2021 and 2020, no cashflows were provided by or used in operating activities.

Cash Flows from Investing Activities

For the three months ended December 31, 2021 and 2020, no cashflows were provided by or used in investing activities.

Cash Flows from Financing Activities

For the three months ended December 31, 2021 and 2020, no cashflows were provided by or used in financing activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.2*

Agreement and Plan of Merger, by and between the Company, Genvor Inc., and Genvor Acquisition Corp. (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 21, 2022)

31.1**	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2**	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS***	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File be

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

ALLURE WORLDWIDE, INC.

Date: March 29, 2022	By:	/s/ Brad White
Brad White
Chief Executive Officer, Chief Financial Officer & Director

