Form 10-Q
period 2022-06-30
Genvor Inc
filed 2022-08-15
CIK 1792941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-234815

GENVOR INCORPORATED
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

As of August 15, 2022, the Company had 38,270,067 shares of common stock outstanding.

GENVOR INCORPORATED

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Genvor Incorporated

GENVOR INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	September 30,
	2022	2021

ASSETS

Current assets
Cash	$435,388	$72,315
Prepaid expenses	-	3,393
Prepaid costs for reverse capitalization	-	150,000
Total current assets	435,388	225,708

Other assets
Furniture and equipment, net	18,023	19,397
Receivables from related parties	2,000	2,000

Total assets	$455,411	$247,105

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$14,356	$33,319
Accrued interest	34,972	122,176
Accrued payroll	194,929	388,534
USDA CRADA liability	246,400	243,600
Commercial loan	48,750	48,750
Notes payable, short-term, net of $0 and $17,500 discount	1,009,500	1,403,500
Due to related party, shareholder	3,846	8,176
Total current liabilities	1,552,753	2,248,055

Long-term liabilities
Notes payable, long-term, net of $0 and $10,208 discount	12,500	489,792
Convertible note payable	300,000	-
Total liabilities	1,865,253	2,737,847

Commitments & contingencies (Note 6)

Stockholders’ deficit
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-

Common stock: $0.001 par value; 300,000,000 shares authorized; 37,283,555 and 24,005,888 shares	37,284	24,506
issued and outstanding, respectively
Additional paid-in capital	14,328,585	8,791,459
Accumulated deficit	(15,775,711)	(11,306,707)
Total stockholders’ deficit	(1,409,842)	(2,490,742)

Total liabilities and stockholders’ deficit	$455,411	$247,105

The accompanying notes are an integral part of these consolidated financial statements.

GENVOR INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	59,958	53,417	165,361	143,072
Contract payroll	37,500	97,500	180,725	272,500
Stock compensation	502,875	399,985	3,712,500	7,483,913
Professional fees	45,170	14,319	132,928	81,217
Research and development	-	-	109,248	52,284
Total operating expenses	645,503	565,221	4,300,762	8,032,986

Loss from operations	(645,503)	(565,221)	(4,300,762)	(8,032,986)

Other income (expense)
Loss on debt settlement	-	-	(5,000)	-
Interest expense	(12,240)	(22,165)	(73,242)	(64,778)
Late fee	(30,000)	(30,000)	(90,000)	(90,000)
Total other expense	(42,240)	(52,165)	(168,242)	(154,778)

Net loss	$(687,743)	$(617,386)	$(4,469,004)	$(8,187,764)

Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.15)	$(0.40)

Basic and diluted weighted average common shares outstanding	36,439,887	24,082,811	30,506,420	20,703,837

The accompanying notes are an integral part of these consolidated financial statements.

GENVOR INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)
FOR THE NINE MONTHS ENDING JUNE 30, 2022 AND 2021

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, October 1, 2020	20,000,000	$20,000	$3,370	$(40,716)	$(17,346)

Retroactive application of recapitalization	(9,281,945)	(9,282)	1,204,474	(2,493,520)	(1,298,328)

Adjusted balance, beginning of period	10,718,055	10,718	1,207,844	(2,534,236)	(1,315,674)

Accrued expenses paid by shareholder	-	-	13,500	-	13,500

Founder shares issued	11,137,833	11,138	5,549,429	-	5,560,567

Stock issued for services	2,650,000	2,650	1,320,739	-	1,323,388

Options issued for services	-	-	599,958	-	599,958

Net loss	-	-	-	(8,187,764)	(8,187,764)

Balance, June 30, 2021	24,505,888	$24,506	$8,691,469	$(10,722,000)	$(2,006,025)

Balance, October 1, 2021	24,505,888	$24,506	$8,791,459	$(11,306,707)	$(2,490,742)

Stock issued for services	7,281,500	7,282	3,833,468	-	3,840,750

Exercise of options	1,400,000	1,400	(1,400)	-	-

Stock issued for cash	1,780,020	1,780	733,225	-	735,005

Stock issued for debt conversion	2,316,147	2,316	1,121,833	-	1,124,149

Payment for reverse capitalization	-	-	(150,000)	-	(150,000)

Net loss	-	-	-	(4,469,004)	(4,469,004)

Balance, June 30, 2022	37,283,555	$37,284	$14,328,585	$(15,775,711)	$(1,409,842)

The accompanying notes are an integral part of these consolidated financial statements.

GENVOR INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2022 AND 2021

	2022	2021

Cash flows provided by (used in) operating activities
Net loss	$(4,469,004)	$(8,187,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,374	1,374
Operating expenses paid by shareholder	-	13,500
Interest expense capitalized into notes payable	-	10,000
Late fee capitalized into notes payable	90,000	90,000
Loss on debt settlement	5,000	-
Common stock and options issued for services	3,712,500	7,483,913
Common stock issued for interest expense	2,500	-
Amortization of debt discount	10,911	2,916
Change in assets and liabilities:
(Increase) decrease in prepaid expenses	3,393	(7,500)
Increase (decrease) in accounts payable	(18,963)	-
Increase (decrease) in accrued interest payable	59,742	72,347
Increase (decrease) in accrued payroll	(67,855)	170,709
Increase (decrease) in USDA CRADA liability	2,800	(47,200)
Net cash used in operating activities	(667,602)	(397,705)

Cash flows from investing activities
Purchase of furniture and equipment	-	(1,700)
Net cash used in investing activities	-	(1,700)

Cash flows from financing activities
Proceeds from the sale of common stock	735,005	-
Proceeds from convertible note payable	300,000	-
Repayments of due to related party, shareholder	(4,330)	-
Proceeds from notes payable	-	500,000
Payment for reverse capitalization	-	(140,000)
Repayments of notes payable	-	(2,500)
Net cash provided by financing activities	1,030,675	357,500

Net increase (decrease) in cash	363,073	(41,905)

Cash, beginning of the period	72,315	103,541

Cash, end of the period	$435,388	$61,636

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash financing activities
Capital contribution from shareholder to pay accrued expenses (Note 7)	$-	$13,500
Principal and interest settled through common stock issuance	$1,135,946	$-
Accrued payroll settled through common stock issuance	$125,750	$-
Discount on note payable	$-	$35,000
Right-of-use asset, lease asset and liability	$-	$15,165

Prepaid costs for reverse capitalization recognized in additional paid-in capital	$150,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

On May 27, 2022, Genvor Incorporated, formerly known as Allure Worldwide, Inc. (the “Company” or “Genvor” or “we”), a Nevada corporation, Genvor Acquisition, Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Genvor Inc., a Delaware corporation (“Old Genvor”), completed their previously announced merger transaction pursuant to which the Company acquired Old Genvor (the “Acquisition”), and Old Genvor became a wholly-owned subsidiary of the Company. The Acquisition was completed pursuant to an Exchange Agreement, dated as of January 11, 2021 (the “Acquisition Agreement”), pursuant to which Old Genvor was to be acquired by the Company as its wholly owned subsidiary and each share of Old Genvor common stock would be exchanged for a share of the Company’s common stock, and a merger agreement, dated March 2, 2022 (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Old Genvor, with Old Genvor continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger, and each share of Old Genvor being converted into the right to receive a share of the Company (the “Merger”). After closing of the Merger, the Company was renamed “Genvor Incorporated”. Genvor develops plant-based defense technology designed to help farmers achieve global food security.

During May 2019, Old Genvor acquired Nexion Biosciences LLC (“NBLLC”) from a founder for nominal consideration as a wholly owned subsidiary. NBLLC was formed in the state of Delaware on December 28, 2018 (“inception”). The consolidated financial statements of the Company include the accounts of Genvor Incorporated, Old Genvor, and its wholly owned subsidiary NBLLC. Intercompany accounts and transactions have been eliminated upon consolidation.

Basis of Presentation

The accompanying unaudited financial information as of and for the three months and nine months ended June 30, 2022 and 2021 has been prepared in accordance with GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months and nine months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, as filed with the SEC.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2022 the Company had an accumulated deficit of $15,775,711. For the nine months ended June 30, 2022, the Company recognized a net loss of $4,469,004 and had net cash used in operating activities of $667,602, with no revenues earned, and a lack of operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of additional public and/or private offerings of its stock. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash Flow Reporting

The Company follows Accounting Standards Codification (“ASC 230”), Statement of Cash Flows, for cash flow reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2022 and September 30, 2021.

The Company maintains its cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. At June 30, 2022 and September 30, 2021, $185,388 and $-0-, respectively, of the Company’s cash balances were in excess of federally insured limits.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash, prepaid expenses, receivables, accounts payable, accrued expenses, and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

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

Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022 and September 30, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, payables, and accrued interest and short-term and long-term notes payable and are accounted for under the provisions of ASC 825, Financial Instruments. The carrying amount of these financial instruments, as reflected in the accompanying consolidated balance sheet, approximates fair value.

Fixed Assets

Furniture and equipment are stated at cost. Depreciation is provided by the straight-line method over the useful lives of the related assets, approximately seven years. Expenditures for minor enhancements and maintenance are expensed as incurred.

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of furniture and equipment and a patent) are reviewed for impairment in accordance with the guidance of the ASC 360, Property, Plant, and Equipment, and ASC 205, Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. During the nine months ended June 30, 2022 and 2021, the Company had not experienced impairment losses on its long-lived assets.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of professional service costs associated with the development of the plant-based defense technology products.

Patents

Any patent costs for internally developed patents will be expensed as incurred. Costs to maintain and defend patents are recorded as administrative expenses in the statement of operations.

Purchased patents are recorded at cost and reviewed for impairment in accordance with the guidance of the ASC 360, Property, Plant, and Equipment, and ASC 205, Presentation of Financial Statements.

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

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company has adopted ASC 740-10, and evaluates its tax positions on an annual basis, and as of June 30, 2022, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and in various state tax jurisdictions and the prior three fiscal years remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Stock-Based Compensation

The Company measures compensation cost for all employee stock-based awards at their fair values on the date of grant. Stock-based awards issued to non-employees are measured at their fair values on the date of grant and are re-measured at each reporting period through their vesting dates, as applicable. The fair value of stock-based awards is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method.

(Loss) Income Per Share of Common Stock

Basic net loss/income per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options, warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. The Company had total potential additional dilutive securities outstanding at June 30, 2022 and September 30, 2021, as follows:

Instrument	2022	2021
Convertible debt	1,060,000	1,887,923
Options	10,000	1,410,000
	1,070,000	3,297,923

Recently Issued Accounting Standards

During the nine months ended June 30, 2022, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method.

In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

NOTE 3 – BORROWINGS

Commercial Loan

On April 9, 2020, the Company received a loan from the Small Business Administration pursuant to the Paycheck Protection Program (PPP) in the principal amount of $48,750. The note bears interest at a variable rate of approximately 1% and matures in April 2022; and is currently in default. The principal amount of the loan was based on the consulting agreement salary between Nexion Biosciences, Inc., organized in the state of Florida (NBFL) (a related party) and the CEO. Since a lower salary has been paid to the CEO, the Company may have incorrectly calculated the PPP loan and therefore may be required to return funds on demand.

Payable for Patent

On August 22, 2020, the Company completed an acquisition of Agromed LLC (Agromed) in a transaction accounted for under the asset purchase method of accounting, whereby the assets acquired and the liabilities, if any assumed, are to be valued at fair value, and compared to the fair value of the consideration given to identify if there are any identifiable intangible assets to be recognized as a result of the transaction. Based on ASC 805, the Company first performed a screen test; determining that substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset. Agromed only held one patent and two applications for patents and had no sales, employees, or customers as of the acquisition date. Accordingly, the assets acquired are not considered a business and the recorded cost of the acquisition was based upon the fair value of the assets acquired. As consideration for Agromed, the Company was to pay $150,000 by March 31, 2021 and issued 230,000 shares of the Company’s common stock valued at $114,828. Accordingly, the patent was recorded at $264,828 on the date of acquisition. Subsequently, it was discovered that the patent had been transferred to another party prior to August 2020. Such transfer had not been recorded with the United States Patent and Trademark Office and therefore neither the Company nor the seller were aware of the seller at the time of the acquisition. As a result, the Company is no longer honoring the agreement to pay $150,000 but decided to let the seller retain the shares. The $150,000 note payable was written off along with the patent during the quarter ended September 30, 2021, resulting in a loss on the failed acquisition of $114,828 for the fiscal year ended September 30, 2021.

Notes Payable

From time to time, the Company enters into unsecured notes payable with individual investors. Only Noteholder E (below) has security in the form of a personal guarantee by the CEO and prior consultant (Note 6). The terms of these notes are listed below. Several of the notes are convertible into shares of the Company’s common stock as detailed in the following schedule.

						Number of shares the note is
						convertible
Noteholder	Origination	Maturity	Interest Rate	Loan Balance		into
Noteholder A	2019	12/31/2021*	0%	$217,000		n/a
Noteholder B	03/19/19	4/29/2019*	20%	420,000		n/a
Noteholder C	03/01/19	2/29/2020*	18%	32,500		n/a
Noteholder D	04/29/19	unspecified	0%	300,000		30,000
Noteholder E	08/01/19	8/31/2019*	0%	37,500		n/a
Noteholder F	02/27/20	04/30/20*	0%	2,500	**	5,000
Noteholder G	08/03/21	08/03/23	10%	12,500		25,000
Noteholder H	06/27/22	06/27/24	5%	300,000		1,000,000
				$1,322,000		1,060,000

* past-due at June 30, 2022

** Note is payable in a combination of $2,500-$6,000 cash and 5,000 to 15,000 shares

The notes do not have default provisions except Noteholder B receives a default penalty of $10,000 each month the note goes unpaid.

During the nine months ended June 30, 2022, $989,000 principal and $146,946 interest was converted into 2,316,147 common stock shares of the Company. One note holder had a change in settlement terms, resulting in the recognition of $5,000 loss on debt settlement in the accompanying statement of operations for the nine months ended June 30, 2022.

Future maturities of the notes payable are as follows:

2023	$12,500

2024	$300,000

Interest expense totaled $73,242 and $64,778, respectively, for the nine months ended June 30, 2022 and 2021, including default penalties. Late fees totaled $90,000 and $90,000, respectively, for the nine months ended June 30, 2022 and 2021.

NOTE 4 – STOCKHOLDERS’ DEFICIT

The authorized common stock of the Company consists of 300,000,000 shares with a $0.001 par value. All common stock shares are non-assessable and have one vote per share.

On July 22, 2019 the Company issued a private placement memorandum (PPM) to raise $650,000 by offering $10,000 unsecured promissory notes. The promissory notes have a 24-month term, carry an interest rate of 14%, and are convertible into shares of common stock. During the nine months ended June 30, 2022, the Company received conversion notices to settle some of these notes as summarized in Note 3.

On July 24, 2020 the Company issued a PPM to raise $1,000,000 by offering $50,000 unsecured promissory notes. The promissory notes have a 24-month term, carry an interest rate of 10%, and are convertible into shares of common stock at any time (Note 3). During the nine months ended June 30, 2022, the Company received conversion notices to settle some of these notes as summarized in Note 3.

On August 22, 2020, the Company issued 230,000 shares of common stock valued at $114,828 as partial payment for the Agromed patent and two other patent applications. Although the patent acquisition fell through, management decided to let the seller retain the shares (Note 3).

On April 21, 2022, the Company issued 569 shares of common stock to an individual under a transfer and exchange agreement for a note receivable held in NBFL (Note 3). At the transfer date, the latest sale of common stock was at $0.50, accordingly the shares were valued at $285 and the note was written off since NBFL has since dissolved.

In connection with the Merger (Notes 1 and 8), the founding shareholders of the Company cancelled 18,144,112 shares of common stock, retaining 5%, or 1,855,888 shares of common stock, as of June 30, 2022. The cancellation is presented in the accompanying statements of changes in stockholders’ deficit within the line item “Retroactive application of recapitalization”.

Shares Issued for Services

During the nine months ended June 30, 2022 and 2021, the Company issued 751,500 and 2,650,000 shares of common stock, respectively, for business advisory services received, valued at $325,750 and $1,325,323, respectively (Note 6).

On February 18, 2022, the Company issued 20,000 shares of common stock, valued at $10,000 (based on the latest third-party sale of common stock) to an investor for stock compensation. Additionally, 5,000 shares were issued to a debt holder as incentive, valued at $2,500 (based on the latest third-party sale of common stock), recorded in interest expense in the accompanying consolidated statement of operations for the nine months ended June 30, 2022.

On March 8, 2022, the Company issued 2,000,000 shares of common stock to each of its three directors, for a total of 6,000,000 shares issued valued at $3,000,000 (based on the latest third-party sale of common stock). The issuances are recorded in stock compensation in the accompanying consolidated statement of operations.

During April 2022, the Company issued 5,000 shares of common stock to a consultant valued at $2,500 and recorded in stock compensation in the accompanying consolidated statement of operations.

On May 27, 2022, the Company issued 500,000 shares of common stock for consulting services. Based on the latest third-party sale of common stock, this resulted in $500,000 stock-based compensation.

Stock Issued for Cash

From October through December 2021, the Company entered into fourteen stock purchase agreements (SPA) for the issuance of a total of 1,475,020 shares of common stock at prices ranging from $0.40-$0.50. The proceeds received under these SPAs totaled $570,005.

During January and February 2022, the Company entered into six SPAs for the issuance of a total of 280,000 shares of common stock at $0.50. The proceeds received under these SPAs totaled $140,000.

On May 12, 2022, the Company entered into an SPA for the issuance of 25,000 shares of common stock for $25,000, or $1.00 per share.

Stock Options and Warrants

During 2019, as an inducement for debt, the Company issued a stock option to Noteholder E for 10,000 shares of common stock at the time of the Company’s initial public offering (IPO). The cost of the option was $1.00 and provides for a 50% discount to the initial opening stock price. Since the IPO has yet to take place and the Company had minimal assets at the time of issuance, the option was valued at $nil.

On January 4, 2021, the Company entered into a consulting agreement for product development and marketing services. As part of the agreement, 600,000 option shares were issued at signing. An additional 100,000 option shares are earned monthly through August 2021. Although the IPO is still pending, since the Company sold warrants at $.50 during 2020, these options were valued at $.50. On December 20, 2021, the consultant elected to convert all 1,400,000 option shares into 1,400,000 shares of common stock.

The Company estimated the fair value of the 2021 options based on weighted probabilities of assumptions used in the Black Scholes pricing model. At issuance, the fair value of the options was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.50; a risk-free interest rate of 0.10%, and expected volatility of the Company’s common stock of 500%, an exercise price of $.0001, and terms under one year.

NOTE 5 – FEDERAL INCOME TAX

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes. The provision (benefit) for income taxes for the years ended September 30, 2022 and 2021 assumes a 21% effective tax rate for federal income taxes.

At June 30, 2022 and September 30, 2021, the Company had approximately $3,280,000 and $2,343,000, respectively, in federal and state tax loss carryforwards that can be utilized in future periods to reduce taxable income. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The components of income tax expense for the nine months ended June 30, 2022 and 2021 consist of the following:

	2022	2021
Federal tax statutory rate	21.0%	21.0%
Temporary differences	2.6%	-3.0%
Permanent differences	-17.2%	-7.1%
Valuation allowance	-6.4%	-10.9%
Effective rate	0.0%	0.0%

Significant components of the Company’s deferred tax assets as of June 30, 2022 and September 30, 2021 are summarized below.

	2022	2021
Net operating loss carryforwards	$3,280,000	$2,343,000
Temporary differences	18,000	(62,000)
Permanent differences	(118,000)	(585,000)
Valuation allowance	(3,180,000)	(1,696,000)
	$-	$-

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements. Our net deferred tax asset and valuation allowance increased by $1,484,000 and $1,952,000 during the nine months ending June 30, 2022 and 2021, respectively.

To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

Besides Form 1099s awaiting filing for the stock-based compensation included as a reconciling item for deferred tax assets, the Company did not identify any uncertain tax positions on tax returns that will be filed. The tax return for the fiscal year ended September 30, 2021 has not yet been filed and is open for potential examination.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations.

Subscription Agreement and Cash Held in Escrow

On February 20, 2019, the Company entered into a subscription escrow agreement (the “Trust Agreement”) with Branch Banking and Trust Company (BB&T). This Trust Agreement was established for the subscription agreement proceeds raised and escrowed pursuant to the Company’s prior Rule 419 S-1 offering. The balance held in trust at June 30, 2022 and September 30, 2021, totaled $19,705.

Upon completion of the Merger (Notes 1 and 8), the Company issued 975,000 common stock shares to the investors in that prior S-1 offering during July 2022. The offering proceeds are expected to be released to the Company from escrow in the next few weeks.

Consulting Agreements

During the nine months ended June 30, 2022 and 2021, the Company paid the CEO $103,605 and $39,966, respectively, pursuant to a consulting agreement carried over from related party NBFL (Note 7). The agreement provides for an annual salary of $150,000 which increases based on certain capital raise thresholds. At June 30, 2022 and September 30, 2021, accrued payroll owed to the CEO totaled $194,929 and $186,034, respectively, as presented in the accompanying consolidated balance sheets.

On July 24, 2020, the Company entered into a consulting agreement for business development activities, networking, negotiations, and strategic planning. The compensation pursuant to the agreement was $20,000 monthly. During the nine months ended June 30, 2022 and 2021, $144,975 and $47,500, respectively, was paid to the consultant. Additionally, during the nine months ended June 30, 2021, the Company issued 500,000 shares of common stock to the consultant, valued at $250,000. During the nine months ended June 30, 2022, the Company issued 751,500 shares of common stock, valued at $325,750, to settle the amounts owed to the consultant (Note 4). Accordingly, at June 30, 2022 and September 30, 2021, $-0- and $202,500, respectively, accrued payroll remained outstanding which is presented in the accompanying consolidated balance sheets.

On January 14, 2021, the Company entered into two consulting agreements for strategic advisory services to be provided through December 31, 2021. The compensation per the two agreements provided for the issuance of 1,700,000 and 450,000 shares of common stock. The stock compensation to these two advisors totaled $1,073,388.

Office Lease

The Company entered into a sublease agreement with the above consultant (providing business development assistance from 2019-2020) effective August 1, 2019 subject to the terms and conditions of the office lease held by the consultant at 15540 Quorum Drive #2624, Addison, Texas. On January 1, 2019 the Company adopted ASC 842 requiring this lease to be recorded as an asset and corresponding liability on its balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. A discount rate was not used in the determination of the right of use asset and liability, since its effect would not be significant. The lease moved to a month-to-month basis beginning in September 2021 at $2,810 per month in addition to common area maintenance charges. During the nine months ended June 30, 2022 and 2021 we incurred $30,574 and $20,094, respectively, in office rental expense.

Research and Development Agreement

During September 2020, the Company assumed a Cooperative Research And Development Agreement (CRADA) with the United States Department of Agriculture (USDA), Agricultural Research Service (ARS). Under this agreement, the Company committed to funding the remaining amount due. As of June 30, 2022 and September 31, 2021, $246,400 and $243,600, respectively, remained outstanding and is presented in the accompanying consolidated balance sheets as USDA CRADA liability.

NOTE 7 – RELATED PARTY TRANSACTIONS

Share Issuances to the Board of Directors

During December 2020, the Board of Directors allocated 11,137,833 shares of common stock among the three founders. These issuances were valued at $.50 per share based on a third-party sale of common stock (Note 4), totaling $5,560,567.

On March 8, 2022, the Company issued 2,000,000 shares of common stock to each of its three directors, for a total of 6,000,000 shares issued valued at $3,000,000 (based on the latest third-party sale of common stock). The issuances are recorded in stock compensation in the accompanying consolidated statement of operations.

Services from Related Parties

The daughter of the CEO and Board member was paid $-0- and $16,925, respectively, for clerical services provided during the nine months ended June 30, 2022 and 2021.

Advance payable from CEO and Director

During the year ended December 31, 2019, the Company’s CEO advanced $5,000 to the Company. During the year ended December 31, 2020, $1,425 was repaid resulting in a balance to the CEO totaling $3,575 at December 31, 2020. During the year ended December 31, 2021, the CEO advanced $991 and was repaid the full amount by December 31, 2021. The advance was non-interest bearing and due upon demand.

Receivables from Related Parties

During the year ended December 31, 2020, one of the Company’s directors advanced the Company $3,000. Later that year, $5,000 was repaid leaving a total $2,000 receivable from the director at June 30, 2022 and September 30, 2021, respectively.

During 2018, Robert Bubeck, former CEO, paid $3,846 of expenses on behalf of the Company. The amount due to related party at both June 30, 2022 and September 30, 2021 is $3,846 and is due on demand and non-interest bearing.

During the fiscal year ended September 30, 2021, Robert Bubeck, former CEO, paid $13,500 of accrued expenses on behalf of the Company. Since the amount due to the shareholder is not expected to be repaid, it has been accounted for as additional paid-in capital in the accompanying consolidated financial statements.

During January 2021, in connection with the acquisition (Note 8), Robert Bubeck resigned as CEO and Brad White was appointed to serve as CEO.

NOTE 8 – MERGER WITH OLD GENVOR

On May 27, 2022, the Company, formerly known as Allure Worldwide, Inc., Merger Sub, and Old Genvor completed the Acquisition and Merger transaction (Note 1). The transaction was completed pursuant to the Merger Agreement, pursuant to which Merger Sub merged with and into Old Genvor, with Old Genvor continuing as a wholly owned subsidiary of the Company and the surviving corporation in the Merger. Immediately upon completion of the Merger, the former stockholders of Old Genvor stockholders held a majority of the common stock and voting interest of the combined company.

In the Merger, the Company issued shares of its common stock to Old Genvor stockholders at an exchange ratio of 1:1 (with each share of Old Genvor common stock automatically converted in the merger into the right to receive a share of Company common stock, and a total of 35,261,871 shares of Company common stock issued to Old Genvor’s pre-merger stockholders). Pursuant to the original Acquisition agreement and Merger, the Company’s founding shareholders retained 5% of the Company’s outstanding shares of common stock, or 1,855,888 shares (Note 4). After closing the Acquisition and for a period of two years following commencement of trading of the Company’s common stock, the Company and Old Genvor agreed that the Company will make additional issuances of the Company’s common stock to the founding shareholders to ensure that in the aggregate they maintain their 5% ownership of the Company’s outstanding common stock.

Pursuant to business combination accounting for reverse acquisitions, the Company accounted for the Merger as a capital transaction (reverse recapitalization) rather than a business combination (or asset acquisition). Since the Company was formerly a special purpose acquisition company (SPAC) with no assets and only expenses related to maintaining its public shell company status, and Old Genvor has cash, other assets, a contract with the USDA (Note 6), and has raised funds from investors, Old Genvor was determined to be the accounting acquirer. Because a reverse recapitalization is equivalent to the issuance of shares by the private operating company for the net monetary assets of the public shell company, the transaction costs incurred by Old Genvor to effect the recapitalization were recognized as a reduction in additional paid-in capital rather than expensed as incurred. The assets and liabilities of Old Genvor were consolidated with the Company at their book value, the equity accounts were retroactively adjusted to reflect the equity of the Company, with a balancing adjustment through the additional paid-in capital account.

During the nine months ended September 30, 2021 and 2020, the Company paid $140,000 and $10,000, respectively, in anticipation of closing the Acquisition. The total $150,000 was recognized in additional paid-in capital as of the date of the Merger.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet through the date of this filing and determined there were no events to disclose except the following.

During July 2022, the Company issued 975,000 common stock shares to the prior S-1 investors pursuant to their subscription agreements (Note 6).

During July 2022, the Company entered into a transfer and exchange agreement with an individual to issue 99,600 shares of common stock for the note receivable held in NBFL. Since NBFL has minimal assets and was dissolved during the year ended December 31, 2019, the note receivable was immediately written-off. Based on the latest SPA price per share, the stock was valued at $1.00 per share, or $99,600.

During July 2022, the Company issued 50,000 shares of common stock to a shareholder pursuant to a December 2021 SPA.

On August 10, 2022, the Company designated 10 shares of its preferred stock as Series A Preferred Stock (Series A). Each share of Series A entitles the holder to ten million (10,000,000) notes on all matters submitted to a vote of the stockholders of the Corporation. When and as any dividend or distribution is declared or paid by the Company on the common stock, the Series A holders are entitled to participate in such dividend or distribution. Each Series A share is convertible, at the option of the holder, into one share of fully paid and non-assessable common stock. Upon any liquidation, dissolution, or winding-up of the Company, the Series A holders are entitled to receive out the assets of the Company, for each share of Series A, an amount equal to par value before any distribution or payment shall be made to the holder of any junior securities (including common stock and all other equity or equity equivalent securities of the Company).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Genvor Incorporated Such discussion represents only the best present assessment from our Management.

Company Overview

Genvor Incorporated (the “Company”) was incorporated in Florida on September 26, 2018, as Allure Worldwide, Inc., and as of November 18, 2019, redomiciled to Nevada. On June 24, 2022, the Company changed its name to from Allure Worldwide, Inc. to Genvor Incorporated.

The Company was originally formed with the intention of seeking to acquire the assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. On January 11, 2021, the Company entered into an Exchange Agreement (the “Purchase Agreement”) with Genvor Inc., a Delaware corporation (“Genvor”) to acquire (the “Acquisition”) Genvor. On March 2, 2022, the Company and Genvor entered into a merger agreement (the “Merger Agreement”) to consummate the Acquisition, and pursuant to which a wholly-owned subsidiary of the Company, Genvor Acquisition Corp., a Delaware corporation, would merge (the “Merger”) with and into Genvor, with each share of Genvor common stock issued immediately prior to the time of the merger automatically converted into the right to receive one share of common stock of the Company.

On May 27, 2022, the Acquisition closed, Merger Subsidiary merged with and into Genvor, each share of Genvor was exchanged for the right to receive one share of Company common stock, 35,261,871 shares of Company common stock were issued to Genvor’s pre-merger shareholders (the “Merger Shares”), constituting a change of control of the Company, and Genvor became a wholly-owned subsidiary of the Company. As a result of these transactions, the Company had 55,261,871 issued and outstanding common shares upon the closing of the share exchange with Genvor, and subsequently the Company’s original founding shareholders cancelled 18,144,112 shares of Company common stock in connection with the Acquisition.

As a result of the Acquisition, the Company’s business plan is that of Genvor, and the Company is developing plant-based defense technology designed to help farmers achieve global food security.

The Company’s technology was developed by two university scientists, Dr. Clayton Yates and Dr. Jesse Jaynes, who shared a mission to develop crop protection technology designed to defend against crop diseases effecting both animals and humans alike. The Company’s technology is currently being advanced by the USDA in corn seed varieties and with U.S. Sugar in citrus trees.

The Company’s headquarters is located at 13155 Noel Road, Suite 900, Dallas, Texas, 75240.

Plan of Operation

The United States Food and Agriculture Organization reports that annual global crop losses due to plant pathogens and viruses are now estimated to exceed $100 billion. Alarming to the FDA are the fungi “Aspergillus Flavus,” which produce Aflatoxins, a toxic and carcinogenic compound known to cause liver cancer in humans and animals. Aspergillus Flavus is also the second leading cause of “aspergillosis” in humans. Patients infected with Aspergillus flavus often have reduced or compromised immune systems.

The U.S. Food and Drug Administration estimates the annual cost of Aflatoxin contamination in the United States at approximately $500 million through two categories of loss: market rejection and animal health impacts. As a result, the United States Department of Agriculture (USDA) has imposed strict guidelines for crop inspection and discovery of diseased crops caused by Aflatoxins. Both planted fields and harvested crops that are found to be contaminated beyond permitted testing levels must be destroyed. As a result, farmers and growers can be exposed to catastrophic economic losses. This Aflatoxin problem has created a significant opportunity for agricultural companies who can develop the technology needed to defend against Aflatoxins.

The Company’s Solution

The Company’s technology is the only known solution that it is aware of, which it believes provides broad spectrum effectiveness against Aspergillus Flavus and Aflatoxins. This technology is deliverable by both bioengineered seed trait, as well as through biopesticide application.

Dr. Jaynes, one of Genvor’s founders, has been on a 30+ year quest to find a global crop solution for defense against Aflatoxins. As a result of successful testing and collaboration between Dr. Jaynes and the United States Department of Agriculture, Agriculture Research Service (USDA-ARS), the USDA-ARS awarded Genvor with a Cooperative Research & Development Agreement in August of 2018. The stated goal of this agreement is to develop and commercialize disease resistant and nutritionally enhanced corn seed varieties using Genvor’s seed trait technology.

Seed Traits

In the United States, the adoption of crop seeds with enhanced traits has been staggering. Currently, over 90 percent of U.S. corn, cotton and soybeans are produced using seeds with enhanced traits. Trait fees for these three crops alone represent over $2 billion annually based on an average trait fee of $13 per acre on approximately 170 million acres. U.S. corn crops alone account for roughly $1.2 billion of the estimated $2 billion.

Biopesticides

Biopesticides are one of the fastest-growing crop protection market sectors, increasing at twice the compound annual growth rate of the crop protection market as a whole. Primary drivers of this growth include a rising global demand for organic foods, the trend in the reduction of chemical residues, stricter import and supermarket standards, shorter pre-harvest intervals, a push for sustainability, and the demand for additional modes of action for managing resistance. The biopesticide market in north America alone is currently estimated to be over $4.8 billion annually.

Genvor’s technology is effective with corn seed and is believed by Genvor to be effective with many known crop types, and the technology may be delivered as a topical spray in the form of a biopesticide.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the nine months and three months ended June 30, 2022 and 2021, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $15,775,711 from its inception to June 30, 2022 and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended June 30, 2022 and 2021:

Our operating results for the three months ended June 30, 2022 and 2021, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	June 30,		Change
	2022	2021	Amount
Operating loss	$(645,503)	$(565,221)	$80,282
Other expense	(42,240)	(52,165)	(9,925)
Net loss	$(687,743)	$(617,386)	$70,357

During the three months ending June 30, 2022 and 2021, respectively, the Company had an operating loss of $687,743 and $617,386, respectively. The increase in operating loss was due to increased professional fees and stock compensation during the nine months ended June 30, 2022, offset by lower contract payroll. The decrease in other expenses was due to lower interest expense related to the settlement of notes payable.

For the Nine Months Ended June 30, 2022 and 2021:

Our operating results for the nine months ended June 30, 2022 and 2021, and the changes between those periods for the respective items, are summarized as follows:

	Nine Months Ended
	June 30,		Change
	2022	2021	Amount
Operating loss	$(4,300,762)	$(8,032,986)	$(3,732,224)
Other expense	(168,242)	(154,778)	13,464
Net loss	$(4,469,004)	$(8,187,764)	$(3,718,760)

During the nine months ending June 30, 2022 and 2021, respectively, the Company had an operating loss of $4,469,004 and $8,187,764, respectively. The increase in operating loss was due to increased professional fees, research and development expenses, and stock compensation during the nine months ended June 30, 2022, offset by lower contract payroll.

Revenues

We did not earn any revenues during the nine months ending June 30, 2022 and 2021.

Operating Loss

During the nine months ending June 30, 2022 and 2021, the Company had an operating loss of $4,300,762 and $8,032,986, respectively. The following table presents operating expenses for the nine-month periods ending June 30, 2022 and 2021:

	Nine Months Ended
	June 30,		Change
	2022	2021	Amount	Percentage
Stock compensation	$3,712,500	$7,483,913	$(3,771,413)	(50%)
General and administrative expenses	588,262	549,073	39,189	7%
Total Operating Expenses	$4,300,762	$8,032,986	$(3,732,224)	46%

Net Loss

The Company incurred a net loss of $4,469,004 and $8,187,764, respectively, during the nine months ended June 30, 2022 and 2021.

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

Working Capital

The following table presents our working capital position as of June 30, 2022 and September 30, 2021:

	As of	As of
	June 30,	September 30,	Change
	2022	2021	Amount	Percentage
Cash	$435,388	$72,315	$363,073	502%
Current Assets	435,388	225,708	209,680	93%
Current Liabilities	1,552,753	2,248,055	(695,302)	(31%)
Working Capital	$(1,117,365)	$(2,022,347)	$904,982	(45%)

The change in working capital during the nine months ended June 30, 2022, was due to a decrease in accrued payroll and settlement of several notes payable, in addition to an increase in cash from the sale of common stock.

Cash Flow

We fund our operations with cash received from advances from officers and related parties and issuances of equity or notes payable.

The following tables presents our cash flow for the nine months ended June 30, 2022 and 2021:

	Nine months Ended
	June 30,
	2022	2021
Cash provided by operating activities	$(667,602)	$(397,705)
Cash provided by investing activities	-	(1,700)
Cash provided by financing activities	1,030,675	357,500
Net change in cash for the period	$363,073	$(41,905)

Cash Flows from Operating Activities

For the nine months ended June 30, 2022, as compared to the nine months ended June 30, 2021, cash used in operating expenses increased due to payments of contract payroll and accounts payable, as well as due to an increase in professional fees and research and development expenses.

Cash Flows from Investing Activities

For the nine months ended June 30, 2022, no cashflows were provided by or used in investing activities. For the nine months ended June 30, 2021, the Company purchased $1,700 of fixed assets.

Cash Flows from Financing Activities

For the nine months ended June 30, 2022, cash was raised through the sale of common stock and the issuance of a convertible note payable. For the nine months ended June 30, 2021, $500,000 in cash was raised through private placement memorandums, reduced by payment of $140,000 for the reverse capitalization.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 27, 2022, the Company issued 35,261,871 shares of Company common stock to Genvor’s pre-merger shareholders to close the Acquisition described above. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation and the transaction did not involve a public offering.

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

GENVOR INCORPORATED

Date: August 15, 2022	By:	/s/ Brad White
Brad White
Chief Executive Officer, Chief Financial Officer & Director

