Form 10-Q/A
period 2022-06-30
Genvor Inc
filed 2022-09-01
CIK 1792941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of August 15, 2022, the Company had 38,270,067 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended Report”) for the quarter ended June 30, 2022, of Genvor Incorporated (the “Company”) amends the Quarterly Report on Form 10-Q that was originally filed by the Company on August 15, 2022 (the “Original Report”), solely to check the box on the cover page of the Form 10-Q to indicate that the Company is not a shell company as defined in Rule 12b-2 of the Exchange Act. No other changes have been made to the Original Report, and this Amended Report is presented as of the filing date of the Original Report and does not reflect events occurring after that date or modify or update disclosures in any way other than as described herein.

1

GENVOR INCORPORATED

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Genvor Incorporated

3

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

GENVOR INCORPORATED

Date: August 31, 2022	By:	/s/ Brad White
Brad White
Chief Executive Officer, Chief Financial Officer & Director

