Form 10-K
period 2022-09-30
Genvor Inc
filed 2023-03-28
CIK 1792941

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2022

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 333-234815

GENVOR INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	83-2054746
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

13155 Noel Road, Suite 900,

Dallas, Texas 75240

(214) 427-1921

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.

Securities registered under Section 12(g) of the Act:

Not applicable.

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

On March 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant had an undetermined value as the registrant’s common stock was not trading on any exchange, nor was it quoted for trading on the OTC Link ATS or any other over-the-counter market or alternative trading system.

The number of the registrant’s shares of common stock outstanding was 18,122,821 as of March 24, 2023.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "anticipate," "expects," "intends," "plans," "believes," "seeks" and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. The following discussion and analysis should be read in conjunction with our financial statements for Genvor Incorporated Such discussion represents only the best present assessment from our Management.

PART I

Item 1: Description of Business

Genvor Incorporated (the “Company” or “Genvor”) was incorporated in Florida on September 26, 2018, as “Allure Worldwide, Inc.,” and as of November 18, 2019, redomiciled to Nevada. On June 24, 2022, the Company changed its name to from “Allure Worldwide, Inc.” to “Genvor Incorporated.”

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

On May 27, 2022, the Acquisition closed, Merger Subsidiary merged with and into Genvor, each share of Genvor was exchanged for the right to receive one share of Company common stock, 35,261,871 shares of Company common stock were issued to Genvor’s pre-merger shareholders (the “Merger Shares”), constituting a change of control of the Company, and Genvor became a wholly owned subsidiary of the Company. As a result of these transactions, the Company had 55,261,871 issued and outstanding common shares upon the closing of the share exchange with Genvor, and subsequently the Company’s original founding shareholders cancelled 18,144,112 shares of Company common stock in connection with the Acquisition.

As a result of the Acquisition, the Company’s business plan is that of Genvor, and the Company is developing plant-based defense technology designed to help farmers achieve global food security.

Genvor History

The Company’s subsidiary, Genvor Inc. was incorporated under the laws of the State of Delaware on April 4, 2019, as “Nexion Biosciences Inc.,” and on January 22, 2020, its name was changed to “Genvor Inc.” Genvor Inc. develops plant-based defense technology designed to help farmers achieve global food security.

During May 2019, Genvor Inc. acquired Nexion Biosciences LLC (“NBLLC”) from a founder for nominal consideration. NBLLC was formed in the State of Delaware on December 28, 2018.

Genvor’s technology was developed by two university scientists, Dr. Clayton Yates and Dr. Jesse Jaynes, who shared a mission to develop crop protection technology designed to defend against crop diseases effecting both animals and humans alike. Genvor’s technology is currently being advanced by the USDA in corn seed varieties and with U.S. Sugar in citrus trees.

Genvor’s headquarters is located at 13155 Noel Road, Suite 900, Dallas, Texas, 75240.

Genvor’s Plan of Operation

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

Genvor’s Solution

Genvor’s technology is the only known solution that Genvor is aware of, which Genvor believes provides broad spectrum effectiveness against Aspergillus Flavus and Aflatoxins. This technology is deliverable by both bioengineered seed trait, as well as through biopesticide application.

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

Genvor Incorporated (“Genvor” or the “Company”) was incorporated in the State of Florida on September 26, 2018,

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission voluntarily in order to disclose material information regarding the Company to the public. We may also file additional documents with the Commission if they become necessary in the course of our company's operations.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

Employees

As of September 30, 2022, we had no full-time employees.

Property

The Company does not own or rent property. The Company’s corporate headquarters is provided by the Company’s CEO and Director, Bradley White, at no charge.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

We do not own any real estate or other properties.

Item 3. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer, or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There has been no market for our securities. Our common stock is not traded on any exchange or on the over-the-counter market. We hope to have a market maker file an application with the Financial Industry Regulatory Authority, FINRA for our common stock to be eligible for trading on OTC Markets. We are in the process of having OTC Markets Group, Inc. do so, but there is no assurance that any such application will ever be approved or that a trading market will develop, or, if developed, that it will be sustained.

The Company's transfer agent is Securities Transfer Corporation, Securities Transfer Corporation 2901 N. Dallas Parkway, Suite 380, Plano, Texas, 75093, Telephone: (469) 633-0088.

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

Penny Stock

Our common stock is considered "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

•	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
•

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

•	bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Item 6. Selected Financial Data

As the Company is a "smaller reporting company," this item is inapplicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for the Company. Such discussion represents only the best present assessment from our Management.

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

On May 27, 2022, the Acquisition closed, Merger Subsidiary merged with and into Genvor, each share of Genvor was exchanged for the right to receive one share of Company common stock, 35,261,871 shares of Company common stock were issued to Genvor’s pre-merger shareholders (the “Merger Shares”), constituting a change of control of the Company, and Genvor became a wholly owned subsidiary of the Company. As a result of these transactions, the Company had 55,261,871 issued and outstanding common shares upon the closing of the share exchange with Genvor, and subsequently the Company’s original founding shareholders cancelled 18,144,112 shares of Company common stock in connection with the Acquisition.

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

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2022, TO THE YEAR ENDED DECEMBER 31, 2021

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the nine months ended September 30, 2022 and the year ended December 31, 2021, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. At September 30, 2022, the Company had an accumulated deficit of $16,288,417, incurred a net loss of $4,486,589 for the nine months ended September 30, 2022, requires capital for contemplated operational activities to take place. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue such business plans and sustain operations until such time as the Company can merge with or be acquired by another entity. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

Our operating results for the nine months ended September 30, 2022, and year ended December 31, 2021, and the changes between those periods for the respective items, are summarized as follows:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Operating loss	$(4,310,361)	$(3,101,904)
Total other income (expense)	(176,228)	(337,620)
Net loss	$(4,486,589)	$(3,439,524)

Revenues

We did not earn any revenues during the nine months ended September 30, 2022, or the year ended December 31, 2021.

Operating Loss

Our loss from operations increased to $4,310,361 during the nine months ended September 30, 2022, from an operating loss of $3,101,904 in the year ended December 31, 2021. The following table presents operating expenses for the nine months ended September 30, 2022, and the year ended December 31, 2021:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Professional fees	$233,153	$89,640
Payroll related expenses	120,725	390,000
Research and development	246,480	226,448
Stock-based compensation	3,512,500	2,222,961
Depreciation expense	1,374	1,832
General and administrative expenses	$196,129	$171,023
Total Operating Expenses	$4,310,361	$3,101,904

We realized an increase in professional fees during the nine months ended September 30, 2022 as compared to the year ended December 31, 2021 primarily as a result of increased accounting, audit, and legal expenses incurred during 2022. Stock-based compensation expenses increased during the nine months ended September 30, 2022 as compared to the year ended December 31, 2021 primarily as a result of the issuance of shares of common stock.

Net Loss

The Company incurred a net loss of $4,486,589 during the nine months ended September 30, 2022, as compared to a net loss of $3,439,524 during the year ended December 31, 2021, as a result of the increased operating expenses during 2022 described above.

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

Working Capital

The following table presents our working capital position as of September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
Cash	$296,385	$384,621
Current Assets	298,385	535,952
Current Liabilities	1,867,654	2,449,808
Working Capital (Deficiency)	$(1,569,269)	$(1,913,856)

The decrease in working capital deficiency as of September 30, 2022, as compared to December 31, 2021, was primarily due to notes payable decreasing from $1,632,250 as of December 31, 2021, to $1,100,750 as of September 30, 2022, partially offset by the decrease current assets as of September 30, 2022, as compared to December 31, 2021.

Cash Flow

We fund our operations with cash received from issuances of promissory notes and equity as described below.

Cash Flows from Operating Activities

We did not generate cash flows from operating activities for the nine months ended September 30, 2022, or the year ended December 31, 2021. For the nine months ended September 30, 2022, and the year ended December 31, 2021, net cash used in operating activities were $553,236 and $663,203, respectively.

Cash Flows from Investing Activities

For the nine months ended September 30, 2022, and the year ended December 31, 2021, no cash flows were provided by or used in investing activities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2022, and the year ended December 31, 2021, $465,000 and $889,851, respectively, in net cash was provided by financing activities. For the nine months ended September 30, 2022, and year ended December 31, 2021, $300,000 and $365,000, respectively, in cash was provided by notes payable, and $165,000 and $570,005, respectively, in net cash was provided by sales of common stock.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As the Company is a "smaller reporting company," this item is inapplicable.

Item 8. Financial Statements and Supplementary Data

Genvor Incorporated

Your Vision Our Focus

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Genvor Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genvor Incorporated as of September 30, 2022 and December 31, 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the nine months ended September 30, 2022 and year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Genvor Incorporated as of September 30, 2022 and December 31, 2021, and the results of its operations and its cash flows for the nine months ended September 30, 2022 and year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Genvor Incorporated in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Genvor Incorporated is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

We have served as Genvor Incorporated’s auditor since 2020.

Dallas, Texas March 28, 2023

Turner, Stone & Company, L.L.P.

Accountants and Consultants

12700 Park Central Drive, Suite 1400

Dallas, Texas 75251

Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665

Toll Free: 877-853-4195

Website turnerstone.com

Genvor Incorporated
(f/k/a Allure Worldwide, Inc.)
Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$296,385	$384,621
Prepaid expenses	-	1,331
Prepaid costs for reverse capitalization	-	150,000
Other current assets	2,000	-
Total current assets	298,385	535,952

Fixed assets, net	17,565	18,939
Receivables from related parties	-	2,053

Total assets	$315,951	$556,944

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable	$1,052,000	$1,632,250
Accounts payable and accrued expenses	516,658	571,158
Due to related party	3,846	-
SBA loan	48,750	-
USDA CRADA liability	246,400	246,400
Total current liabilities	1,867,654	2,449,808
Non-current liabilities:
Convertible notes payable, net of discounts	89,221	-
Notes payable, net of discounts	-	344,167
Total non-current liabilities	89,221	344,167
Total liabilities	1,956,875	2,793,975

Commitments and contingencies (Note 6)	-	-

Stockholders' deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 9 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 38,678,155 and 26,025,020 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	38,678	26,025
Additional paid-in capital	14,608,815	9,538,772
Accumulated deficit	(16,288,417)	(11,801,828)
Total stockholders' deficit	(1,640,924)	(2,237,031)

Total liabilities and stockholders' deficit	$315,951	$556,944

The accompanying notes are an integral part of these consolidated financial statements.

Genvor Incorporated
(f/k/a Allure Worldwide, Inc.)
Consolidated Statements of Operations

	For the	For the
	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2022	2021

Revenue	$-	$-

Operating expenses
Professional fees	233,153	89,640
Payroll related expenses	120,725	390,000
Research and development	246,480	226,448
Stock-based compensation	3,512,500	2,222,961
Depreciation expense	1,374	1,832
Other general and administrative expenses	196,129	171,023
Total operating expenses	4,310,361	3,101,904

Operating loss	(4,310,361)	(3,101,904)

Other income (expense)
Interest expense	(51,117)	(102,792)
Penalties	(90,000)	(120,000)
Beneficial conversion feature	(30,111)	-
Loss on Agromed acuisition failure	-	(114,828)
Loss on settlement of liabilities	(5,000)	-
Total other income (expense)	(176,228)	(337,620)

Net loss	$(4,486,589)	$(3,439,524)

Basic and diluted net loss per common share	$(0.14)	$(0.15)
Basic and diluted weighted average common shares outstanding	32,437,505	22,493,382

The accompanying notes are an integral part of these consolidated financial statements.

Genvor Incorporated
(f/k/a Allure Worldwide, Inc.)
Consolidated Statements of Changes in Stockholders' Deficit
For the Nine Months Ended September 30, 2022 and the Year Ended December 31, 2021

	Series A				Additional	Accumu-
	Preferred Stock		Common Stock		Paid-in	lated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Allure balance, December 31, 2020	-	$-	20,000,000	$2,000	$6,773,677	$(8,333,278)	$(1,557,601)
Recapitalization / RTO impact	-	-	-	18,000	(21,846)	(29,026)	(32,872)
Balance, December 31, 2020	-	$-	20,000,000	$20,000	$6,751,831	$(8,362,304)	$(1,590,473)
Common stock issued for services	-	-	3,150,000	3,150	1,519,863	-	1,523,012
Exercise of options	-	-	1,400,000	1,400	(1,400)		-
Common stock issued for cash	-	-	1,475,020	1,475	568,530		570,005
Common stock options issued for services	-	-	-	-	699,948	-	699,948
Net loss for the period ended December 31, 2021	-	-	-	-	-	(3,439,524)	(3,439,524)
Balance, December 31, 2021	-	$-	26,025,020	$26,025	$9,538,772	$(11,801,828)	(2,237,031)
Common stock issued for services	-	-	6,525,000	6,525	3,505,975	-	3,512,500
Common stock issued for cash	-	-	305,000	305	164,970	-	165,275
Common stock issued for debt conversion	-	-	2,622,647	2,622	1,232,933	-	1,235,555
Founder shares issued	-	-	1,855,888	1,856	(1,856)	-	-
Payment for reverse capitalization	-	-	-	-	(150,000)	-	(150,000)
Issuance of common stock to prior S-1 investors	-	-	975,000	975	48,750	-	49,725
Issuance of common stock for note receivable	-	-	99,600	100	(100)	-	-
Issuance of common stock for 2021 SPA	-	-	50,000	50	(50)	-	-
Issuance of common stock for settlements	-	-	50,000	50	(50)	-	-
Beneficial conversion feature	-	-	-	-	269,916	-	269,916
419 fund raising services	-	-	170,000	170	(170)	-	-
Issuance of preferred stock	9	-	-	-	-	-	-
Net loss for the period ended September 30, 2022	-	-	-	-	-	(4,486,589)	(4,486,589)
Balance, September 30, 2022	9	$-	38,678,155	$38,678	$14,608,815	$(16,288,417)	$(1,640,924)

The accompanying notes are an integral part of these consolidated financial statements.

Genvor Incorporated
(f/k/a Allure Worldwide, Inc.)
Consolidated Statements of Cash Flow

	For the	For the
	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,486,589)	$(3,439,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,374	1,832
Interest expense capitalized into notes payable	-	10,000
Late fee capitalized into notes payable	90,000	120,000
Loss on Agromed acquisition failure	-	114,828
Stock-based compensation	3,512,500	2,222,961
Beneficial conversion feature amortization	30,111	-
Amortization of debt discount	-	11,667
Loss on settlement of liabilities	5,000	-
Changes in assets and liabilities:
Prepaid expenses	1,331	(1,331)
Prepaid costs for reverse capitalization	150,000	(100,000)
Other current assets	(2,000)	-
Receivables from related parties	2,053	-
Accounts payable and accrued expenses	139,138	323,564
Due to related party	3,846	-
USDA CRADA liability	-	72,800
Net cash used in operating activities	(553,236)	(663,203)

Cash flows from financing activities:
Proceeds from notes payable	300,000	365,000
Payments of notes payable	-	(6,000)
Payments of receivable from related parties	-	(25,579)
Proceeds from sale of common stock	165,000	570,005
Repayments of advances payable from related parties	-	(3,575)
Net cash provided by financing activities	465,000	899,851

Net increase (decrease) in cash	(88,236)	236,648

Cash at beginning of period	384,621	147,973

Cash at end of period	$296,385	$384,621

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Discount on notes payable	$269,916	$35,000
Right of use, lease asset and liability	$-	$13,480
Issuance of common stock for debt conversion	$1,235,555	$-
Issuance of common stock for debt settlement	$49,725	$-
Fundraising services	$170,000	$-
Prepaid costs for reverse capitalization recognized in additional paid-in capital	$150,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Genvor Incorporated

Notes to Consolidated Financial Statements

September 30, 2022

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Company Background

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

During May 2019, Old Genvor acquired Nexion Biosciences LLC (“NBLLC”) from a founder for nominal consideration as a wholly owned subsidiary. NBLLC was formed in the state of Delaware on December 28, 2018. The consolidated financial statements of the Company include the accounts of Genvor Incorporated, Old Genvor, and its wholly owned subsidiary NBLLC. Intercompany accounts and transactions have been eliminated upon consolidation.

Nature of Operations

The Company’s business plan is developing plant-based defense technology designed to help farmers achieve global food security. The Company’s technology was developed by two university scientists, Dr. Clayton Yates and Dr. Jesse Jaynes, who shared a mission to develop crop protection technology designed to defend against crop diseases effecting both animals and humans alike.

Basis of Presentation

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America and has a year-end of September 30. The wholly owned subsidiary has a year-end of December 31.

Due to the different fiscal year-ends, the consolidated financial statements will reflect the balance sheets and the statements of changes in stockholders’ deficit dates of September 30, 2022, and December 31, 2021, whereas the statements of operations and statements of cash flows are for the nine months ended September 30, 2022, and the year ended December 31, 2021.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in the consolidation. The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles (“GAAP”) and stated in United States dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2022, the Company had an accumulated deficit of $16,288,417. For the nine months ended September 30, 2022, the Company recognized a net loss of $4,486,589 and had net cash used in operating activities of $553,236, with no revenues earned, and limited operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is currently developing its products and technologies, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of additional public and/or private offerings of its stock. Management believes that the actions presently being taken to further implement its business plan, develop its products and technologies, and generate revenues should provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds in the future, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate cash flows from financing activities or operating activities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash

Cash is comprised of cash balances. Cash is held at major financial institutions and is subject to credit risk to the extent that those balances exceed applicable Federal Deposit Insurance Corporation (“FDIC”) insurance amounts of $250,000. From time to time, the Company has certain cash balances, including restricted cash, that may exceed insured limits. The Company utilizes large banking institutions that are reputable therefore mitigating the risks.

The Company maintains its cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. At September 30, 2022, $46,385 of the Company’s cash balances were in excess of federally insured limits.

Fixed Assets

Furniture and equipment are stated at cost. Depreciation is provided by the straight-line method over the useful lives of the related assets, approximately seven years. Expenditures for minor enhancements and maintenance are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718, Compensation – Stock Compensation, and Certain Redeemable Financial Instruments. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

Fair Value of Financial Instruments

The book values of cash, accounts receivable, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).

The hierarchy consists of three levels

●	Level one — Quoted market prices in active markets for identical assets or liabilities;
●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of furniture, equipment and a patent) are reviewed for impairment in accordance with the guidance of the ASC 360, Property, Plant, and Equipment, and ASC 205, Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. During the nine months ended September 30, 2022, and the year ended December 31, 2021, the Company had not experienced impairment losses on its long-lived assets.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of professional service costs associated with the development of the plant-based defense technology products.  For the nine months ended September 30, 2022, and the year ended December 31, 2021, the Company had $246,480 and $226,448 in research and development expenses, respectively.

Patents

Any patent costs for internally developed patents will be expensed as incurred. Costs to maintain and defend patents are recorded as administrative expenses in the statement of operations.

Purchased patents are recorded at cost and reviewed for impairment in accordance with the guidance of the ASC 360, Property, Plant, and Equipment, and ASC 205, Presentation of Financial Statements.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (loss) in the years in which those temporary differences are expected to be recovered or settled.

The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of September 30, 2022. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the nine months ended September 30, 2022.

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

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options, warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. The Company had total potential additional dilutive securities outstanding at September 30, 2022 and December 31, 2021 of $300,000 and $0, respectively.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options, which simplifies accounting for convertible instruments. The new guidance eliminates two of the three models in ASC 470-20 that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

Recently Issued Accounting Standards: Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 – BORROWINGS

Commercial Loan

On April 9, 2020, the Company received a loan from the Small Business Administration pursuant to the Paycheck Protection Program (PPP) in the principal amount of $48,750. The note bears interest at a variable rate of approximately 1% and matured in April 2022; and it is currently in default. Forgiveness for the loan was applied for and is pending. The principal amount of the loan was based on the consulting agreement salary between Nexion Biosciences, Inc., organized in the state of Florida (NBFL) (a related party) and the CEO.

Payable for Patent

On August 22, 2020, the Company’s subsidiary, Genvor Inc., completed an acquisition of Agromed LLC (“Agromed”) in a transaction accounted for under the asset purchase method of accounting, whereby the assets acquired and the liabilities, if any assumed, are to be valued at fair value, and compared to the fair value of the consideration given to identify if there are any identifiable intangible assets to be recognized as a result of the transaction. Based on ASC 805, the Company first performed a screen test; determining that substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset. Agromed only held one patent and two applications for patents and had no sales, employees, or customers as of the acquisition date. Accordingly, the assets acquired are not considered a business and the recorded cost of the acquisition was based upon the fair value of the assets acquired. As consideration for Agromed, the Company was to pay $150,000 by March 31, 2021, and issue 230,000 shares of the Company’s common stock, which shares were issued and valued at $114,828. Accordingly, the patent was recorded at $264,828 on the date of acquisition. Subsequently, it was discovered that the patent had been transferred to another party prior to August 2020. Such transfer had not been recorded with the United States Patent and Trademark Office and therefore neither the Company nor the seller were aware of the seller at the time of the acquisition. As a result, the Company is no longer honoring the agreement to pay $150,000 but decided to let the seller retain the shares. The $150,000 note payable was written off along with the patent during the year ended December 31, 2021, resulting in a loss on the failed acquisition of $114,828 for the year ended December 31, 2021.

Notes Payable

From time to time, the Company’s subsidiary, Genvor Inc., enters into unsecured notes payable with individual investors. Only Noteholder E (below) has security in the form of a personal guarantee by the CEO and prior consultant (Note 6). The terms of these notes are listed below. Several of the notes are convertible into shares of the Company’s common stock as detailed in the following schedule.

					Balance
					Convertible
			Interest	Loan	into
Noteholder	Origination	Maturity	Rate	Balance	Shares (c)
Noteholder A (a)	2019	12/31/2021	0%	$217,000	N/A
Noteholder B (a)	3/19/2019	4/29/2019	0%	450,000	N/A
Noteholder C (a)	3/1/2019	2/29/2020	18%	32,500	N/A
Noteholder D (d)	4/29/2019	unspecified	0%	300,000	30,000
Noteholder E (a)	8/1/2019	8/31/2019	0%	37,500	N/A
Noteholder F (a)(b)	2/27/2020	4/30/2020	0%	2,500	5,000
Noteholder G	8/3/2021	8/3/2023	10%	12,500	25,000
Noteholder H (e)	6/27/2022	6/27/2024	5%	300,000	1,000,000
				1,352,000	1,060,000
(d) Debt discount				(210,779)
				$1,141,221
(a) Past due at September 30, 2022
(b) Note is payable in a combination of $2,500 to $6,000 in cash and 5,000 to 15,000 share of common stock
(c) Convertible into common stock of the subsidiary, Genvor Inc.
(d) Debt discount
(e) Noteholder is a shareholder of the Company.

The notes do not have default provisions except Noteholder B receives a default penalty of $10,000 each month the note goes unpaid.

During the nine months ended September 30, 2022, $989,000 principal and $146,946 interest was converted into 2,316,147 common stock shares of the Company. One note holder had a change in settlement terms, resulting in the recognition of $5,000 loss on debt settlement in the accompanying statement of operations for the nine months ended September 30, 2022.

Future maturities of the notes payable are as follows:

2023	$12,500

2024	$300,000

Interest expense totaled $141,117 and $222,792, respectively, for the nine months ended September 30, 2022, and the year ended December 31, 2021, including default penalties. Late fees totaled $90,000 and $120,000, respectively, for the nine months ended September 30, 2022, and the year ended December 31, 2021.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a $0.001 par value.

On August 10, 2022, the Company designated 10 shares of its preferred stock as Series A Preferred Stock (“Series A”). Each share of Series A entitles the holder to ten million (10,000,000) votes on all matters submitted to a vote of the stockholders of the Corporation. When and as any dividend or distribution is declared or paid by the Company on the common stock, the Series A holders are entitled to participate in such dividend or distribution. Each Series A share is convertible, at the option of the holder, into one share of fully paid and non-assessable common stock. Upon any liquidation, dissolution, or winding-up of the Company, the Series A holders are entitled to receive out the assets of the Company, for each share of Series A, an amount equal to par value before any distribution or payment shall be made to the holder of any junior securities (including common stock and all other equity or equity equivalent securities of the Company).

As of September 30, 2022, and December 31, 2021, there were 9 and 0 shares of preferred stock issued and outstanding, respectively.  The preferred stock was issued on August 16, 2022, as follows: Bradley White (Chief Executive Officer), 3 shares; Dr. Clayton Yates (Chief Scientific Officer and Chairman), 3 shares; and Dr. Jesse Jaynes (Chief Research Officer and Director), 3 shares. See Note 7.

On October 19, 2022, the Company filed a Certificate of Designation with the State of Nevada to designate its Series B Preferred Stock (“Series B”).  The designation authorized 2,500,000 shares of Series B.  Each share of Series B shall have 10 votes on all matters submitted to a vote of the stockholders of the Company. Each share of Series B is convertible into 10 shares of common stock of the Company. See Note 10.

Common Stock

The authorized common stock of the Company consists of 300,000,000 shares with a $0.001 par value. All common stock shares are non-assessable and have one vote per share.

On April 21, 2022, the Company issued 569 shares of common stock to an individual under a transfer and exchange agreement for a note receivable held in NBFL (see Note 3). At the transfer date, the latest sale of common stock was at $0.50, accordingly the shares were valued at $285, and the note was written off since NBFL has since dissolved.

In connection with the Merger (see Notes 1 and 8), the founding shareholders of the Company cancelled 18,144,112 shares of common stock, retaining 5%, or 1,855,888 shares of common stock, as of June 30, 2022. The cancellation is presented in the accompanying statements of changes in stockholders’ deficit within the line item “Retroactive application of recapitalization.”

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

On September 8, 2022, the Company issued 100,000 shares of common stock to a prior Nexion contractor.  This was in regard to a claim against the predecessor management and the Company opted as a settlement to issue the common stock.

Shares Issued for Services

During the nine months ended September 30, 2022, and the year ended December 31, 2021, the Company issued 751,500 and 2,650,000 shares of common stock, respectively, for business advisory services received, valued at $325,750 and $1,325,323, respectively.

On February 18, 2022, the Company issued 20,000 shares of common stock, valued at $10,000 (based on the latest third-party sale of common stock) to an investor for stock compensation. Additionally, 5,000 shares were issued to a debt holder as incentive, valued at $2,500 (based on the latest third-party sale of common stock), recorded in interest expense in the accompanying consolidated statement of operations for the nine months ended September 30, 2022.

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

On September 13, 2022, the Company issued 170,000 shares of common stock to Scott Gann for services.

Stock Issued for Cash

From October through December 2021, the Company entered into fourteen stock purchase agreements (“SPA”) for the issuance of a total of 1,475,020 shares of common stock at prices ranging from $0.40-$0.50. The proceeds received under these SPAs totaled $570,005.

During January and February 2022, the Company entered into six SPAs for the issuance of a total of 280,000 shares of common stock at $0.50. The proceeds received under these SPAs totaled $140,000.

On May 12, 2022, the Company entered into an SPA for the issuance of 25,000 shares of common stock for $25,000, or $1.00 per share.

During July 2022, the Company issued 975,000 common stock shares to the prior S-1 investors pursuant to their subscription agreements.

During July 2022, the Company issued 50,000 shares of common stock to a shareholder pursuant to a December 2021 SPA.

Stock Options and Warrants

During 2019, as an inducement for debt, the Company issued a stock option to Noteholder E for 10,000 shares of common stock at the time of the Company’s initial public offering (“IPO”). The cost of the option was $1.00 and provides for a 50% discount to the initial opening stock price. Since the IPO has yet to take place and the Company had minimal assets at the time of issuance, the option was valued at $0.

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

The Company estimated the fair value of the 2021 options based on weighted probabilities of assumptions used in the Black Scholes pricing model. At issuance, the fair value of the options was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.50; a risk-free interest rate of 0.10% and expected volatility of the Company’s common stock of 500%, an exercise price of $.0001, and terms under one year.

NOTE 5 – FEDERAL INCOME TAX

As of September 30, 2022, and December 31, 2021, the Company has net operating loss carry forwards of $2,572,885 and $2,343,000, respectively, which may be available to reduce future years’ taxable income through 2042. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2022 and 2021), as follows:

	September 30,	December 31,
	2022	2021
Tax expense (benefit) at the statutory rate	$(204,559)	$(255,478)
State income taxes, net of federal income tax benefit	(25,326)	(31,631)
Change in valuation allowance	229,885	287,109
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2022 and 2021 remains open for examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at September 30, 2022 and December 31, 2021, are as follows:

	September 30,	December 31,
	2022	2021
Net operating loss carryforward	$2,572,885	$2,343,000
Total gross deferred tax assets	2,572,885	2,343,000
Less: Deferred tax asset valuation allowance	(2,572,885)	(2,343,000)
Total net deferred taxes	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2022 and 2021 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $2,572,885 and $2,343,000 as of December 31, 2022, and 2021, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations.

Subscription Agreement and Cash Held in Escrow

On February 20, 2019, the Company entered into a subscription escrow agreement (the “Trust Agreement”) with Branch Banking and Trust Company (“BB&T”). This Trust Agreement was established for the subscription agreement proceeds raised and escrowed pursuant to the Company’s prior Rule 419 S-1 offering. The balance held in trust at September 30, 2022 and December 31, 2021, totaled $19,705.

Upon completion of the Merger (see Notes 1 and 8), the Company issued 975,000 common stock shares to the investors in that prior S-1 offering during July 2022 and were released to the Company.

Consulting Agreements

During the nine months ended September 30, 2022, and the year ended December 31, 2021, the Company paid the CEO $103,605 and $39,966, respectively, pursuant to a consulting agreement carried over from related party NBFL. The agreement provides for an annual salary of $150,000 which increases based on certain capital raise thresholds. At September 30, 2022 and December 31, 2021, accrued payroll owed to the CEO totaled $188,484 and $186,034, respectively, as presented in the accompanying consolidated balance sheets.

On July 24, 2020, the Company entered into a consulting agreement for business development activities, networking, negotiations, and strategic planning. The compensation pursuant to the agreement was $20,000 monthly. During the nine months ended September 30, 2022, and the year ended December 31, 2021, $144,975 and $47,500, respectively, was paid to the consultant. Additionally, during the year ended December 31, 2021, the Company issued 500,000 shares of common stock to the consultant, valued at $250,000. During the nine months ended September 30, 2022, the Company issued 751,500 shares of common stock, valued at $325,750, to settle the amounts owed to the consultant (Note 4).  Accordingly, at September 30, 2022 and December 31, 2021, $0 and $202,500, respectively, accrued payroll remained outstanding which is presented in the accompanying consolidated balance sheets.

On January 14, 2021, the Company entered into two consulting agreements for strategic advisory services to be provided through December 31, 2021. The compensation per the two agreements provided for the issuance of 1,700,000 and 450,000 shares of common stock. The stock compensation to these two advisors totaled $1,073,388.

Office Lease

The Company entered into a sublease agreement with the above consultant (providing business development assistance from 2019-2020) effective August 1, 2019, subject to the terms and conditions of the office lease held by the consultant at 15540 Quorum Drive #2624, Addison, Texas. On January 1, 2019, the Company adopted ASC 842 requiring this lease to be recorded as an asset and corresponding liability on its balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. A discount rate was not used in the determination of the right of use asset and liability since its effect would not be significant. The lease moved to a month-to-month basis beginning in September 2021 at $2,810 per month in addition to common area maintenance charges. During the nine months ended September 30, 2022, and the year ended December 31, 2021, we incurred $30,240 and $20,094, respectively, in office rental expense.

Research and Development Agreement

During September 2020, the Company assumed a Cooperative Research And Development Agreement (CRADA) with the United States Department of Agriculture (USDA), Agricultural Research Service (ARS). Under this agreement, the Company committed to funding the remaining amount due. As of September 30, 2022, and December 31, 2021, $246,400 and $243,400, respectively, remained outstanding and is presented in the accompanying consolidated balance sheets as USDA CRADA liability.

NOTE 7 – RELATED PARTY TRANSACTIONS

Share Issuances to the Board of Directors

During December 2020, the Board of Directors allocated 11,137,833 shares of common stock among the three founders. These issuances were valued at $.50 per share based on a third-party sale of common stock (see Note 4), totaling $5,560,567.

On March 8, 2022, the Company issued 2,000,000 shares of common stock to each of its three directors, for a total of 6,000,000 shares issued valued at $3,000,000 (based on the latest third-party sale of common stock). The issuances are recorded in stock compensation in the accompanying consolidated statement of operations.

The Company issued Series B preferred stock on August 16, 2022, as follows: Bradley White (Chief Executive Officer), 3 shares; Dr. Clayton Yates (Chief Scientific Officer and Chairman), 3 shares; and Dr. Jesse Jaynes (Chief Research Officer and Director), 3 shares. See Note 4.

Services from Related Parties

The daughter of the CEO and Board member was paid $21,900 and $16,925, respectively, for clerical services provided during the nine months ended September 30, 2022 and the year ended December 31, 2021.

Advance payable from CEO and Director

During the year ended December 31, 2019, the Company’s CEO advanced $5,000 to the Company. During the year ended December 31, 2021, the CEO was advanced $991 and was repaid the full amount by December 31, 2021. The advance was non-interest bearing and due upon demand.

Receivables from Related Parties

During the year ended December 31, 2020, one of the Company’s directors advanced the Company $3,000. Later that year, $5,000 was repaid leaving a total $2,000 receivable from the director at September 30, 2022 and 2021, respectively.

During 2018, Robert Bubeck, former CEO, paid $3,846 of expenses on behalf of the Company. The amount due to related party at both September 30, 2022 and 2021 is $3,846 and is due on demand and non-interest bearing.

During the nine months ended September 30, 2021, Robert Bubeck, former CEO, paid $13,500 of accrued expenses on behalf of the Company. Since the amount due to the shareholder is not expected to be repaid, it has been accounted for as additional paid-in capital in the accompanying consolidated financial statements.

During January 2021, in connection with the acquisition (see Note 8), Robert Bubeck resigned as CEO and Bradley White was appointed to serve as CEO.

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

During the nine months ended September 30, 2022, and the year ended December 31, 2021, the Company paid $140,000 and $10,000, respectively, in anticipation of closing the Acquisition. The total $150,000 was recognized in additional paid-in capital as of the date of the Merger.

NOTE 9 – INTELLECTUAL PROPERTIES

The Company was granted a patent (#11083775) on August 10, 2021 by the United States Patent and Trademark Office. The patent was assigned by the inventors to the Company and The United States of America, as represented by the Secretary of Agriculture.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet through the date of this filing and determined there were no events to disclose except the following.

On October 19, 2022, the Company filed a Certificate of Designation with the State of Nevada to designate its Series B.  The designation authorized 2,500,000 shares of Series B.  Each share of Series B shall have 10 votes on all matters submitted to a vote of the stockholders of the Company. Each share of Series B is convertible into 10 shares of common stock of the Company. See Note 4.

On October 19, 2022, the following shareholders converted shares of common stock of the Company into shares of Series B, as follows:

Name	Common Shares Exchanged	Series B Issued
Jaynes Investment LLC	2,000,000	200,000
ACT Holdings LLC	7,312,612	731,262
LASB Family Trust	3,800,112	380,012
Jesse Michael Jaynes	4,767,611	476,762
Bradley White	1,225,000	122,500
PJ Advisory Group	1,500,000	150,000
Total	20,605,334	2,060,536

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the nine months ended September 30, 2022. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management's Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management, including the Chief Executive Officer and Chief Financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2021, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management has concluded that, as of September 30, 2022, the Company had material weaknesses in its internal control over financial reporting and the Company’s internal control over financial reporting were not effective. Specifically, management identified the following material weaknesses at September 30, 2022:

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

The additional hiring is contingent upon the Company's efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management provides no assurances that it will be able to do so.

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

Limitations on the Effectiveness of Controls

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position

Bradley White	58	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director (1)
Clayton Yates	46	Chief Scientific Officer, Director (1)
Jesse Jaynes	71	Chief Research Officer, Director (1)

__________

(1) Appointed on January 12, 2021.

Biographies of Directors and Officers

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Bradley White brings over 28 years of experience in the field of business development with a passion for moving business concepts and technology to commercial application. Mr. White has extensive expertise in seed business start-up and growth, strategic planning, and research management. He is a proven driver of company revenue and in negotiating game changing deals with major institutions globally. Mr. White has traveled to and transacted business on every continent, and he has a deep understanding of the business processes and cultural etiquette within and across key countries. Prior to joining Genvor in 2018, Mr. White was a founding Partner of Alpha Financial Technologies (AFT) where he co-created the world’s first publicly traded suite of commodity indexes. While acting as Global Head of Business Development during his 13-year tenure with AFT, his company reached peak index assets (AUM) of over $13 billion. Mr. White holds his Bachelor of Business Administration from The University of Texas and Master of Arts, Legal Studies from Arizona State University.

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

Dr. Jesse Jaynes, Ph.D., co-founded Genvor as well, and he leads the research for Genvor and manages ongoing, critical communication with our outside research and development partners and associations. Dr. Jaynes is one of the world's leading authorities on therapeutic peptide design and has vast experience in drug development for various applications, including agriculture, animal health, wound healing, and oncology. Dr. Jaynes’ research is funded by USDA, NSF, and NIH. He has more than 60 United States and foreign patents and has authored over 100 scientific journal articles. Over the past 15 years, Dr. Jaynes has served on the board of numerous life science companies and is currently the Chief Technology Officer for the National Cancer Coalition. Dr. Jaynes is a Professor of Biochemistry at Tuskegee University. Dr. Jaynes completed his doctoral training at Brigham Young University, Utah.

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

Indemnification of Directors and Officers

Section 78.138 of the Nevada Revised Statutes ("NRS") provides that a director or officer will not be individually liable unless it is proven that (i) the director's or officer's acts or omissions constituted a breach of his or her fiduciary duties, and (ii) such breach involved intentional misconduct, fraud or a knowing violation of the law. Section 78.7502 of NRS permits a company to indemnify its directors and officers against expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with a threatened, pending or completed action, suit or proceeding if the officer or director (i) is not liable pursuant to NRS 78.138 or (ii) acted in good faith and in a manner the officer or director reasonably believed to be in or not opposed to the best interests of the corporation and, if a criminal action or proceeding, had no reasonable cause to believe the conduct of the officer or director was unlawful. Section 78.751 of NRS permits a Nevada company to indemnify its officers and directors against expenses incurred by them in defending a civil or criminal action, suit or proceeding as they are incurred and in advance of final disposition thereof, upon receipt of an undertaking by or on behalf of the officer or director to repay the amount if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the company. Section 78.751 of NRS further permits the company to grant its directors and officers additional rights of indemnification under its articles of incorporation or bylaws or otherwise. Section 78.752 of NRS provides that a Nevada company may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee or agent of the company, or is or was serving at the request of the company as a director, officer, employee or agent of another company, partnership, joint venture, trust or other enterprise, for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee or agent, or arising out of his status as such, whether or not the company has the authority to indemnify him against such liability and expenses.

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

Director Compensation

During the nine months ended September 30, 2022 and the year ended December 31, 2021, we did not have an independent director. Directors that were employees were not paid any fees for their role as director.

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

Directors' and Officers' Liability Insurance

The Company does not have directors' and officers' liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

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

Due to our lack of operations and size, and since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees; all functions of a nominating/governance committee were performed by our whole board of directors. Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Our board of directors does not believe that it is necessary to have such committees at the early stage of the company's development, and our board of directors believes that the functions of such committees can be adequately performed by the members of our board of directors.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Board Leadership Structure and the Board's Role in Risk Oversight.

The Board of Directors is led by a Chairman and at this time, our Chairman is also our Chief Executive Officer. Although our sole officer is our sole director, the Board believes that the most effective leadership structure at this time is not to separate the roles of Chairman and Chief Executive Officer. A combined structure provides the Company with a single leader who represents the company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below.

●

This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company's Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Mr. Perry's continuation in the combined role of the Chairman and Chief Executive Officer is in the best interest of the stockholders.

●	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company's relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company's risks.

Item 11. Executive Compensation

The table below sets forth, for our last two fiscal years ending September 30, 2022 (“2022”) and December 31, 2021 (“2021”), the compensation earned by our executive officers and former executive officers.

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Bradley White	2022	$112,500	$-	$-	$-	$-	$-	$112,500
Chief Executive Officer, Chief Financial Officer, and Director (1)	2021	$-	$-	$-	$-	$-	$-	$-

Dr. Clayton Yates	2022	$-	$-	$-	$-	$-	$-	$-
Chief Scientific Officer, Director (1)	2021	$-	$-	$-	$-	$-	$-	$-

Dr. Jesse Jaynes	2022	$-	$-	$-	$-	$-	$-	$-
Chief Research Officer, Director (1)	2021	$-	$-	$-	$-	$-	$-	$-

Robert Bubeck	2022	$-	$-	$-	$-	$-	$-	$-
Former Chief Executive Officer, Former Chief Financial Officer, Former Director (2)	2021	$-	$-	$-	$-	$-	$-	$-

Margaret McLaughlin	2022	$-	$-	$-	$-	$-	$-	$-
Former Secretary, Former Director (2)	2021	$-	$-	$-	$-	$-	$-	$-

___________

(1)	Appointed on January 12, 2021.
(2)	Resigned on January 12, 2021.

There are no current employment agreements between the Company and its officers and directors, and no compensation was earned by or paid to our officers and directors during the fiscal years ending September 30, 2022 and December 31, 2021.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officer or director or employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 17, 2023, by (i) each person known by us to be the beneficial owner of more than 5% of any class of our voting equity, (ii) each director and each of our named executive officers and (iii) all executive officers and directors as a group.

The number of shares of stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The information reflected in the following table was, unless otherwise specified, the address of each of the persons set forth below, or is in care of the Company at the Company’s address.

Title of Class	Name & Address of Beneficial Owners	Amount & Nature of Beneficial Ownership (1)		Percent of Class (2)

Common Stock	Bradley White (3)	5,025,120	(4)	21.7%
Common Stock	Dr. Clayton Yates (5)	7,312,620	(6)	27.2%
Common Stock	Dr. Jesse Jaynes (7)	6,767,620	(8)	21.7%
Common Stock	All Officers and Directors as a Group	19,105,360		51.3%
Common Stock	John Coutris	1,500,000	(9)	7.6%
Common Stock	Judy Miller	1,106,170	(10)	6.1%

Common Stock	All Officers and Directors as a Group	71,938,459		62.67%
Series B Preferred Stock	Bradley White	502,512		24.4%
Series B Preferred Stock	Dr. Clayton Yates	731,262		35.5%
Series B Preferred Stock	Dr. Jesse Jaynes	676,762		32.8%
Series B Preferred Stock	All Officers and Directors as a Group	1,910,536		92.7%
Series B Preferred Stock	John Coutris	150,000		7.3%

_______________

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of the Company’s common stock unless otherwise stated herein.

(2)

As of March 24, 2023, a total of 18,122,821 shares of the Company’s common stock, and 2,060,536 shares of Series B Preferred Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any shares of common stock issuable upon conversion of Series B Preferred Stock within 60 days have been included for purposes of calculating the relevant percentage ownership. Each share of Series B Preferred Stock converts into 10 shares of common stock at the election of the holder.

(3)	Chief Executive Officer & Director.

(4)

122,500 shares of Series B Preferred Stock are held in the name of Mr. White, 380,012 shares of Series B Preferred Stock are held in the name of the LASB Family Trust, which may be deemed to be beneficially owned by Mr. White, and such shares of preferred stock are convertible into 5,025,120 shares of common stock.

(5)	Chief Science Officer & Director.

(6)

731,262 shares of Series B Preferred Stock are held in the name of ACT Holdings LLC, which may be deemed to be beneficially owned by Dr. Yates, and such shares of preferred stock are convertible into 7,312,620 shares of common stock.

(7)	Chief Research Officer & Director.

(8)

476,762 shares of Series B Preferred Stock are held jointly in the name of Dr. Jaynes and his spouse, 200,000 shares of Series B Preferred Stock held in the name of the Jaynes Investment LLC, which may be deemed to be beneficially owned by Dr. Jaynes, and such shares of preferred stock are convertible into 6,767,620 shares of common stock.

(9)

150,000 shares of Series B Preferred Stock are held in the name of PJ Advisory Group, which may be deemed to be beneficially owned by Mr. Coutris, and such shares of preferred stock are convertible into 1,500,000 shares of common stock. Upon belief, the address of PJ Advisory Group is 7227 Centenery Ave., Dallas, Texas, 75225.

(10)

1,106,170 shares of Common Stock are held in the name of Good Works Funding Inc., which may be deemed to be beneficially owned by Ms. Miller. Upon belief, the address of Good Works Funding Inc. is 201 S. Elliott Rd., #550, Chapel Hill, North Carolina, 27514.

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons

None

The Company does not own or rent property. The office space is provided by an officer at no charge.

Director Independence

We currently do not have any independent directors, as the term "independent" is defined in Section 803A of the NYSE American Company Guide. The Board has made its determination as to director independence based on the definition of "independence" as defined under the rules of the New York Stock Exchange ("NYSE") and NYSE American.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for the years ended September 30, 2022 and 2021, for the categories of services indicated.

	For the Nine	For the Year
	Months Ended	Ended
	September 30,	December 31,
Category	2022	2021
Audit fees	$42,000	$20,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$42,000	$20,000

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

/s/ Bradley White	March 28, 2023
Chief Executive Officer and	Date
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bradley White	March 28, 2023
Chief Executive Officer, Chief Financial Officer & Director	Date

/s/ Dr. Clayton Yates	March 28, 2023
Director	Date

/s/ Bradley White	March 28, 2023
Director	Date

