Form 10-Q
period 2022-12-31
Genvor Inc
filed 2023-04-24
CIK 1792941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of April 19, 2023, the Company had 18,422,821 shares of common stock outstanding.

GENVOR INCORPORATED

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Genvor Incorporated

3

Genvor Incorporated

(f/k/a Allure Worldwide, Inc.)

Condensed Consolidated Balance Sheets

(unaudited)

	December 31,	September 30,
	2022	2022
ASSETS
Current assets:
Cash	$86,463	$296,386
Other current assets	15,398	2,000
Total current assets	101,861	298,386

Fixed assets, net	17,107	17,565

Total assets	$118,968	$315,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Convertible notes payable	$1,132,000	$1,052,000
Accounts payable and accrued expenses	239,102	516,658
Due to related party	3,846	3,846
SBA loan	48,750	48,750
USDA CRADA liability	246,400	246,400
Total current liabilities	1,670,098	1,867,654
Non-current liabilities:
Convertible notes payable, net of discounts	119,333	89,221
Total non-current liabilities	119,333	89,221
Total liabilities	1,789,431	1,956,875

Commitments and contingencies (Note 6)	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized
Preferred stock - series A, 10 shares authorized, 9 and 9 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	-	-
Preferred stock - series B, 2,500,000 shares authorized, 2,060,536 and 0 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	2,061	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 18,372,821 and 38,678,155 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	18,373	38,678
Additional paid-in capital	14,777,059	14,608,815
Accumulated deficit	(16,467,956)	(16,288,417)
Total stockholders’ deficit	(1,670,463)	(1,640,924)

Total liabilities and stockholders’ deficit	$118,968	$315,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

(f/k/a Allure Worldwide, Inc.)

Condensed Consolidated Statements of Operations

For the Three Months Ended December 31,

(unaudited)

	2022	2021

Revenue	$-	$-

Operating expenses
Professional fees	6,804	8,253
Payroll related expenses	37,500	97,500
Research and development	-	6,448
Stock-based compensation	-	200,000
Depreciation expense	458	458
Other general and administrative expenses	68,820	140,660
Total operating expenses	113,582	453,319

Operating loss	(113,582)	(453,319)

Other income (expense)
Interest expense	(5,846)	(27,772)
Penalties	(30,000)	(30,000)
Amortization of debt discount	(30,111)	-
Total other income (expense)	(65,957)	(57,772)

Net loss	$(179,539)	$(511,091)

Basic and diluted net loss per common share	$(0.01)	$(0.03)
Basic and diluted weighted average common shares outstanding	22,471,749	20,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

(f/k/a Allure Worldwide, Inc.)

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended December 31, 2022 and 2021

(unaudited)

	Series A		Series B				Additional	Accumu-
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	lated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2021	-	$-	-	$-	20,000,000	$2,000	$-	$(64,540)	(62,540)
Recapilitalization / RTO impact	-	-	-	-	-	18,000	8,546,798	(10,947,544)	(2,382,746)
Adjusted balance, beginning of period	-	-	-	-	20,000,000	20,000	8,546,798	(11,012,084)	(2,445,286)
Common stock issued for services	-	-	-	-	2,650,000	2,650	197,350	-	200,000
Exercise of options	-	-	-	-	1,400,000	1,400	-		1,400
Common stock issued for cash	-	-	-	-	1,475,020	1,475	736,035		737,510
Net loss for the period ended December 31, 2021	-	-	-	-	-	-	-	(511,091)	(511,091)
Balance, December 31, 2021	-	$-	-	$-	25,525,020	$25,525	$9,480,183	$(11,523,175)	$(2,017,467)

Balance, September 30, 2022	9	$-	-	$-	38,678,155	$38,678	$14,608,815	$(16,288,417)	$(1,640,924)
Conversion of common stock into Series B preferred stock	-	-	2,060,536	2,061	(20,605,334)	(20,605)	18,544	-	-
Sale of common stock	-	-	-	-	300,000	300	149,700	-	150,000
Net loss for the period ended December 31, 2022	-	-	-	-	-	-	-	(179,539)	(179,539)
Balance, December 31, 2022	9	$-	2,060,536	$2,061	18,372,821	$18,373	$14,777,059	$(16,467,956)	$(1,670,463)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

(f/k/a Allure Worldwide, Inc.)

Condensed Consolidated Statements of Cash Flow

For the Three Months Ended December 31,

(unaudited)

	2022	2021
Cash flows from operating activities:
Net loss	$(179,539)	$(511,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	458	458
Stock-based compensation	-	200,000
Amortization of debt discount	30,111	-
Changes in assets and liabilities:
Prepaid expenses	-	2,062
Other current assets	(13,398)	55,665
Accounts payable and accrued expenses	(247,555)	23,037
USDA CRADA liability	-	2,800
Net cash used in operating activities	(409,923)	(227,069)

Cash flows from financing activities:
Proceeds from notes payable	50,000	34,375
Proceeds from sale of common stock	150,000	570,005
Net cash provided by financing activities	200,000	604,380

Net increase (decrease) in cash	(209,923)	377,311

Cash at beginning of period	296,386	7,310

Cash at end of period	$86,463	$384,621

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

December 31, 2022

(unaudited)

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

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended December 31, 2022, and 2021 has been prepared in accordance with GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, as filed with the SEC.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2022 the Company had an accumulated deficit of $16,467,956. For the three months ended December 31, 2022, the Company recognized a net loss of $179,539 and had net cash used in operating activities of $409,923, with no revenues earned, and a lack of operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of December 31, 2022 and September 30, 2022.

The Company maintains its cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. At December 31, 2022 and September 30, 2022, $0 and $46,386, respectively, of the Company’s cash balances were in excess of federally insured limits.

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

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of furniture, equipment and a patent) are reviewed for impairment in accordance with the guidance of the ASC 360, Property, Plant, and Equipment, and ASC 205, Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. During the three months ended December 31, 2022, and the nine months ended September 30, 2022, the Company had not experienced impairment losses on its long-lived assets.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of professional service costs associated with the development of the plant-based defense technology products. For the three months ended December 31, 2022, and 2021, the Company had $0 and $450,000 in research and development expenses, respectively.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2022. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended December 31, 2022.

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options, warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. The Company had total potential additional dilutive securities outstanding at December 31, 2022 and September 30, 2022 of 20,065,343 and 1,460,009, respectively.

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

					Balance
					Convertible
			Interest	Loan	into
Noteholder	Origination	Maturity	Rate	Balance	Shares (c)
Noteholder A (a)	2019	12/31/2021	0%	$217,000	N/A
Noteholder B (a)	3/19/2019	4/29/2019	0%	480,000	N/A
Noteholder C (a)	3/1/2019	2/29/2020	18%	32,500	N/A
Noteholder D (d)	4/29/2019	unspecified	0%	300,000	30,000
Noteholder E (a)	8/1/2019	8/31/2019	0%	37,500	N/A
Noteholder F (a)(b)	2/27/2020	4/30/2020	0%	2,500	5,000
Noteholder G	8/3/2021	8/3/2023	10%	12,500	25,000
Noteholder H	6/27/2022	6/27/2024	5%	300,000	1,000,000
Noteholder I (a)(c)	10/26/2022	12/31/2023	3%	50,000	400,000
				1,432,000	1,460,000
(d) Debt discount				(180,668)
				$1,251,333

(a)	Past due at December 31, 2022
(b)	Note is payable in a combination of $2,500 to $6,000 in cash and 5,000 to 15,000 shares of common stock
(c)	Convertible into common stock of the subsidiary, Genvor Inc.

The notes do not have default provisions except Noteholder B receives a default penalty of $10,000 each month the note goes unpaid.

Interest expense totaled $5,846 and $27,772, respectively, for the three months ended December 31, 2022, and 2021, including default penalties. Late fees totaled $30,000 and $30,000, respectively, for the three months ended December 31, 2022, and 2021.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a $0.001 par value.

Series A Preferred Stock

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

As of December 31, 2022, and September 30, 2022, there were 9 and 9 shares of preferred stock issued and outstanding, respectively. The preferred stock was issued on August 16, 2022, as follows: Bradley White (Chief Executive Officer), 3 shares; Dr. Clayton Yates (Chief Scientific Officer and Chairman), 3 shares; and Dr. Jesse Jaynes (Chief Research Officer and Director), 3 shares. See Note 7.

Series B Preferred Stock

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

On October 19, 2022, the following shareholders converted shares of common stock of the Company into shares of Series B to modify the common shares outstanding to reduce the outstanding common stock issued by the Company, as follows:

Name	Common Shares Exchanged	Series B Issued
Jaynes Investment LLC	2,000,000	200,000
ACT Holdings LLC	7,312,612	731,262
LASB Family Trust	3,800,112	380,012
Jesse Michael Jaynes	4,767,611	476,762
Bradley White (a)	1,225,000	122,500
PJ Advisory Group	1,500,000	150,000
Total	20,605,334	2,060,536

(a)	Related party

The conversion of the common stock into the Series B was valued at par, respectively, offset to additional paid-in capital. The Series B is convertible into common stock into the original amount of common stock converted therefore there is no change in the amount of common stock outstanding on a fully diluted basis.

As of December 31, 2022, and September 30, 2022, there were 2,060,536 and 0 shares of Series B preferred stock issued and outstanding, respectively.

Common Stock

The authorized common stock of the Company consists of 300,000,000 shares with a $0.001 par value. All common stock shares are non-assessable and have one vote per share.

In connection with the Merger (see Note 1), the founding shareholders of the Company cancelled 18,144,112 shares of common stock, retaining 5%, or 1,855,888 shares of common stock, as of June 30, 2022. The cancellation is presented in the accompanying statements of changes in stockholders’ deficit within the line item “Retroactive application of recapitalization.”

Stock Issued for Cash

On November 17, 2022, the Company issued 300,000 shares of common stock to a shareholder for $150,000.

NOTE 5 – FEDERAL INCOME TAX

As of December 31, 2022 and September 30, 2022, the Company has net operating loss carry forwards of $2,615,256 and $2,572,885, respectively, which may be available to reduce future years’ taxable income through 2043. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2023 and 2022), as follows:

	December 31,	September 30,
	2022	2022
Tax benefit at the statutory rate	$(37,703)	$(204,559)
State income taxes, net of federal income tax benefit	(4,668)	(25,326)
Change in valuation allowance	42,371	229,885
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2023 and 2022 remain open for examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 and September 30, 2022, are as follows:

	December 31,	September 30,
	2022	2022
Net operating loss carryforward	$2,615,256	$2,572,885
Total gross deferred tax assets	2,615,256	2,572,885
Less: Deferred tax asset valuation allowance	(2,615,256)	(2,572,885)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2022 and 2021 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $2,615,256 and $2,572,885 as of December 31, 2022, and September 30, 2022, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations.

Subscription Agreement and Cash Held in Escrow

On February 20, 2019, the Company entered into a subscription escrow agreement (the “Trust Agreement”) with Branch Banking and Trust Company (“BB&T”). This Trust Agreement was established for the subscription agreement proceeds raised and escrowed pursuant to the Company’s prior Rule 419 S-1 offering. The balance held in trust at December 31, 2022 and September 30, 2022, totaled $19,705.

Upon completion of the Merger (see Notes 1 and 8), the Company issued 975,000 common stock shares to the investors in that prior S-1 offering during July 2022 and were released to the Company.

Consulting Agreements

During the three months ended December 31, 2022, the Company paid the CEO $3,000 pursuant to a consulting agreement carried over from related party NBFL. The agreement provides for an annual salary of $150,000 which increases based on certain capital raise thresholds. At December 31, 2022 and September 30, 2022, accrued payroll owed to the CEO totaled $192,638 and $188,484, respectively, as presented in the accompanying consolidated balance sheets.

On July 24, 2020, the Company entered into a consulting agreement for business development activities, networking, negotiations, and strategic planning. The compensation pursuant to the agreement was $20,000 monthly.

Office Lease

The Company entered into a sublease agreement with the above consultant (providing business development assistance from 2019-2020) effective August 1, 2019, subject to the terms and conditions of the office lease held by the consultant at 15540 Quorum Drive #2624, Addison, Texas. On January 1, 2019, the Company adopted ASC 842 requiring this lease to be recorded as an asset and corresponding liability on its balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. A discount rate was not used in the determination of the right of use asset and liability since its effect would not be significant. The lease moved to a month-to-month basis beginning in September 2021 at $2,810 per month in addition to common area maintenance charges. During the three months ended December 31, 2022, and the nine months ended September 30, 2022, we incurred $5,159 and $30,240, respectively, in office rental expense.

Research and Development Agreement

During September 2020, the Company assumed a Cooperative Research And Development Agreement (CRADA) with the United States Department of Agriculture (USDA), Agricultural Research Service (ARS). Under this agreement, the Company committed to funding the remaining amount due. As of December 31, 2022, and September 30, 2022, $246,400 and $246,400, respectively, remained outstanding and is presented in the accompanying consolidated balance sheets as USDA CRADA liability.

NOTE 7 – RELATED PARTY TRANSACTIONS

Share Issuances to the Board of Directors

The Company issued Series A preferred stock on August 16, 2022, as follows: Bradley White (Chief Executive Officer), 3 shares; Dr. Clayton Yates (Chief Scientific Officer and Chairman), 3 shares; and Dr. Jesse Jaynes (Chief Research Officer and Director), 3 shares. See Note 4.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet through the date of this filing and determined there were no events to disclose except the following.

On March 15, 2023, the Company issued 50,000 shares of common stock to a shareholder for $12,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Genvor Incorporated. Such discussion represents only the best present assessment from our Management.

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

The Company’s headquarters is located at 13155 Noel Road, Suite 900, Dallas, Texas, 75240.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q.

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

Reports to Security Holders

The Company is required to file reports pursuant to Section 15(d) of the Securities Exchange Act of 1934 and is required to furnish its stockholders with annual reports containing consolidated financial statements audited by its independent registered public accounting firm and to make available quarterly reports containing unaudited consolidated financial statements for each of the first three quarters of each fiscal year ending September 30th. The Company files Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission. The Company may also file additional documents with the Commission if those documents become necessary in the course of its operations.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the nine months and three months ended June 30, 2022, and 2021, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $16,467,956 from its inception to December 31, 2022, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended December 31, 2022 and 2021

Revenues

We did not earn any revenues during the three months ending December 31, 2022, and 2021.

Operating Loss

During the three months ending December 31, 2022, and 2021, the Company had an operating loss of $113,582 and $453,319, respectively. The decrease in operating loss was primarily due to decreases in payroll, stock-based compensation, and other general administrative expenses during the three months ending December 31, 2022, as compared to the three months ending December 31, 2021.

Net Loss

The Company incurred a net loss of $179,539 and $511,091, respectively, during the three months ended December 31, 2022, and 2021, as a result of the decreasing operating loss described previously.

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

Cash Flows from Operating Activities

For the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, cash used in operating expenses increased due to payments of contract payroll and accounts payable, as well as due to an increase in professional fees and research and development expenses.

Cash Flows from Investing Activities

For the three months ended December 31, 2022, and 2021, no cashflows were provided by or used in investing activities.

Cash Flows from Financing Activities

For the three months ended December 31, 2022, and 2021, cash was raised through the sale of common stock. Additionally, for the three months ended December 31, 2021, cash was raised through a promissory note.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 17, 2022, the Company issued 300,000 shares of common stock in exchange for $150,000. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation, and the transaction did not involve a public offering.

On March 15, 2023, the Company issued 50,000 shares of common stock in exchange for $12,500. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation, and the transaction did not involve a public offering.

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

GENVOR INCORPORATED

Date: April 24, 2023	By:	/s/ Bradley White
Bradley White
Chief Executive Officer, Chief Financial Officer & Director

