Form 10-Q
period 2023-06-30
Genvor Inc
filed 2023-08-09
CIK 1792941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-234815

GENVOR INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	83-2054746
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

201 S. Elliott Road, Suite 538

Chapel Hill, North Carolina 27514

(Address of principal executive offices)

(984) 261-7338

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

As of August 11, 2023, the Company had 18,667,821 shares of common stock outstanding.

GENVOR INCORPORATED

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Genvor Incorporated

3

Genvor Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	September 30,
	2023	2022
ASSETS
Current assets:
Cash	$100	$296,386
Other current assets	1,500	2,000
Total current assets	1,600	298,386

Fixed assets, net	16,192	17,565

Total assets	$17,792	$315,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Convertible notes payable	$1,179,500	$1,052,000
Accounts payable and accrued expenses	133,958	516,658
Due to related party	236,333	3,846
SBA loan	48,750	48,750
USDA CRADA liability	246,400	246,400
Total current liabilities	1,844,941	1,867,654
Non-current liabilities:
Convertible notes payable, net of discounts	179,555	89,221
Total non-current liabilities	179,555	89,221
Total liabilities	2,024,496	1,956,875

Commitments and contingencies (Note 6)	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized
Preferred stock - series A, 10 shares authorized, 9 and 9 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	-	-
Preferred stock - series B, 2,500,000 shares authorized, 2,060,536 and 0 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	2,061	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 18,572,821 and 38,678,155 shares issued, issuable and outstanding as of June 30, 2023 and September 30, 2022, respectively	18,573	38,678
Additional paid-in capital	14,876,859	14,608,815
Accumulated deficit	(16,904,197)	(16,288,417)
Total stockholders’ deficit	(2,006,704)	(1,640,924)

Total liabilities and stockholders’ deficit	$17,792	$315,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	59,762	45,170	125,424	132,928
Payroll related expenses	37,500	37,500	112,500	180,725
Research and development	-	-	-	109,248
Stock-based compensation	-	502,875	-	3,712,500
Depreciation expense	458	458	1,374	1,374
Other general and administrative expenses	51,352	59,500	178,637	163,987
Total operating expenses	149,072	645,503	417,935	4,300,762

Operating loss	(149,072)	(645,503)	(417,935)	(4,300,762)

Other income (expense)
Interest expense	(5,846)	(12,240)	(17,511)	(73,242)
Loss on debt settlement	-	-	-	(5,000)
Penalties	(30,000)	(30,000)	(90,000)	(90,000)
Amortization of debt discount	(30,111)	-	(90,334)	-
Total other income (expense)	(65,956)	(42,240)	(197,844)	(168,242)

Net loss	$(215,029)	$(687,743)	$(615,780)	$(4,469,004)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.03)	$(0.15)
Basic and diluted weighted average common shares outstanding	18,502,546	36,439,887	19,800,317	30,506,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended June 30, 2023 and 2022

(unaudited)

	Series A		Series B				Additional	Accumu-
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	lated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2021	-	$-	-	$-	20,000,000	$2,000	$-	$(64,540)	(62,540)
Recapilitalization / RTO impact	-	-	-	-	-	18,000	8,546,798	(10,947,544)	(2,382,746)
Adjusted balance, beginning of period	-	-	-	-	20,000,000	20,000	8,546,798	(11,012,084)	(2,445,286)
Common stock issued for services	-	-	-	-	2,650,000	2,650	197,350	-	200,000
Exercise of options	-	-	-	-	1,400,000	1,400	-		1,400
Common stock issued for cash	-	-	-	-	1,475,020	1,475	736,035		737,510
Net loss for the period ended December 31, 2021	-	-	-	-	-	-	-	(515,716)	(515,716)
Balance, December 31, 2021	-	$-	-	$-	25,525,020	$25,525	$9,480,183	$(11,527,800)	$(2,022,092)
Common stock issued for services	-	-	-	-	6,020,000	6,020	3,003,980	-	3,010,000
Issuance of common stock for services	-	-	-	-	-	-	-	-	-
Common stock issued for cash	-	-	-	-	280,000	280	139,720	-	140,000
Common stock issued for debt conversion	-	-	-	-	688,675	689	336,884	-	337,573
Payment for reverse capitalization	-	-	-	-	-	-	(150,000)	-	(150,000)
419 fund raising services	-	-	-	-	170,000	170	(170)	-	-
Net loss for the period ended March 31, 2022	-	-	-	-	-	-	-	(3,265,545)	(3,265,545)
Balance, March 31, 2022	-	$-	-	$-	32,683,695	$32,684	$12,810,597	$(14,793,345)	$(1,950,064)
Founder shares issued					1,855,888	1,856	(1,856)		-
Common stock issued for services					505,000	505	501,995		502,500
Common stock issued for cash					25,000	25	24,975		25,000
Common stock issued for settlement					99,600	100	(100)		-
Common stock issued to prior S-1 investors					180,400	180	48,750		48,930
Stock issued for debt conversion					1,933,972	1,934	944,224		946,158
Net loss for the period ended June 30, 2022	-	-	-	-	-	-	-	(687,743)	(687,743)
Balance, June 30, 2022	-	$-	-	$-	37,283,555	$37,284	$14,328,585	$(15,481,088)	$(1,115,219)

Balance, September 30, 2022	-	$-	-	$-	38,678,155	$38,678	$14,608,815	$(16,288,417)	$(1,640,924)
Conversion of common stock into Series B preferred stock	-	-	2,060,536	2,061	(20,605,334)	(20,605)	18,544	-	-
Sale of common stock	-	-	-	-	300,000	300	149,700	-	150,000
Net loss for the period ended December 31, 2022	-	-	-	-	-	-	-	(179,539)	(179,539)
Balance, December 31, 2022	-	$-	2,060,536	$2,061	18,372,821	$18,373	$14,777,059	$(16,467,956)	$(1,670,463)
Sale of common stock	-	-	-	-	50,000	50	12,450	-	12,500
Net loss for the period ended March 31, 2023	-	-	-	-	-	-	-	(221,212)	(221,212)
Balance, March 31, 2023	-	$-	2,060,536	$2,061	18,422,821	$18,423	$14,789,509	$(16,689,168)	$(1,879,175)
Sale of common stock	-	-	-	-	125,000	125	74,875	-	75,000
Conversion of note payable into common stock					25,000	25	12,475	-	12,500
Net loss for the period ended June 30, 2023	-	-	-	-	-	-	-	(215,029)	(215,029)
Balance, June 30, 2023	-	$-	2,060,536	$2,061	$18,572,821	$18,573	$14,876,859	$(16,904,197)	$(2,006,704)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

Condensed Consolidated Statements of Cash Flow

For the Nine Months Ended June 30,

(unaudited)

	2023	2022
Cash flows from operating activities:
Net loss	$(615,780)	$(4,469,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,374	1,374
Stock-based compensation	-	3,712,500
Late fee capitalized into notes payable	90,000	90,000
Loss on debt settlement	-	5,000
Common stock issued for interest expense	-	2,500
Amortization of debt discount	90,334	10,911
Changes in assets and liabilities:
Prepaid expenses	-	3,393
Other current assets	500	-
Accounts payable and accrued expenses	(150,214)	(27,076)
USDA CRADA liability	-	2,800
Net cash used in operating activities	(583,786)	(667,602)

Cash flows from financing activities:
Proceeds from notes payable	50,000	300,000
Repayments of related party payable	-	(4,330)
Proceeds from sale of common stock	237,500	735,005
Net cash provided by financing activities	287,500	1,030,675

Net increase in cash	(296,286)	363,073

Cash at beginning of period	296,386	72,315

Cash at end of period	$100	$435,388

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of note payable into common stock	$12,500	$-
Principal and interest settled through common stock issuance	$-	$1,135,946
Accrued payroll settled through common stock issuance	$-	$125,750
Right of use, lease asset and liability	$-	$13,480
Prepaid costs for reverse capitalization recognized in additional paid-in capital	$-	$150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

June 30, 2023

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

Basis of Presentation

The accompanying unaudited financial information as of and for the nine months ended June 30, 2023, and 2022 has been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the nine months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2023, the Company had an accumulated deficit of $16,904,197. For the nine months ended June 30, 2023, the Company recognized a net loss of $615,780 and had net cash used in operating activities of $583,786, with no revenues earned, and a lack of operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2023, and September 30, 2022.

The Company maintains its cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. At June 30, 2023, and September 30, 2022, $0 and $46,386, respectively, the Company’s cash balances were in excess of federally insured limits.

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

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of furniture, equipment and a patent) are reviewed for impairment in accordance with the guidance of the ASC 360, Property, Plant, and Equipment, and ASC 205, Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. During the nine months ended June 30, 2023, and 2022, the Company had not experienced impairment losses on its long-lived assets.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of professional service costs associated with the development of the plant-based defense technology products. For the nine months ended June 30, 2023, and 2022, the Company had $0 and $109,248 in research and development expenses, respectively.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2023. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the nine months ended June 30, 2023.

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options, warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. The Company had total potential additional dilutive securities outstanding at June 30, 2023, and September 30, 2022, of 22,065,343 and 1,460,009, respectively.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options, which simplifies accounting for convertible instruments. The new guidance eliminates two of the three models in ASC 470-20 that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance is effective for fiscal years beginning after December 15, 2021. The Company is currently utilizing the guidance as applicable. There have been no material impacts on the Company’s financials.

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

					Balance
					Convertible
			Interest	Loan	into
Noteholder	Origination	Maturity	Rate	Balance	Shares (c)
Noteholder A (a)	2019	12/31/2021	0%	$217,000	N/A
Noteholder B (a)	3/19/2019	4/29/2019	0%	540,000	N/A
Noteholder C (a)	3/1/2019	2/29/2020	18%	32,500	N/A
Noteholder D (d)	4/29/2019	unspecified	0%	300,000	30,000
Noteholder E (a)	8/1/2019	8/31/2019	0%	37,500	N/A
Noteholder F (a)(b)	2/27/2020	4/30/2020	0%	2,500	5,000
Noteholder H	6/27/2022	6/27/2024	5%	300,000	1,000,000
Noteholder I (c)	10/26/2022	12/31/2023	3%	50,000	400,000
				1,479,500	1,435,000
(d) Debt discount				(120,445)
				$1,359,055

(a)	Past due at June 30, 2023
(b)	Note is payable in a combination of $2,500 to $6,000 in cash and 5,000 to 15,000 share of common stock
(c)	Convertible into common stock of the subsidiary, Genvor Inc.

The notes do not have default provisions except Noteholder B receives a default penalty of $10,000 each month the note goes unpaid.

Interest expense totaled $17,511 and $73,242, respectively, for the nine months ended June 30, 2023, and 2022, including default penalties. Late fees totaled $90,000 and $90,000, respectively, for the nine months ended June 30, 2023, and 2022.

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

As of June 30, 2023, and September 30, 2022, there were 9 and 9 shares of Series A preferred stock issued and outstanding, respectively. The preferred stock was issued on August 16, 2022, as follows: Bradley White (former Chief Executive Officer and Director), 3 shares; Dr. Clayton Yates (Chief Scientific Officer and Chairman), 3 shares; and Dr. Jesse Jaynes (Chief Research Officer and Director), 3 shares. See Note 7.

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

As of June 30, 2023, and September 30, 2022, there were 2,060,536 and 0 shares of Series B preferred stock issued and outstanding, respectively.

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

Stock Issued for Cash

On November 17, 2022, the Company issued 300,000 shares of common stock to an investor for $150,000.

On May 3, 2023, the Company issued 100,000 shares of common stock to an investor for $50,000.

On May 12, 2023, the Company issued 15,000 shares of common stock to an investor for $15,000.

On May 29, 2023, the Company issued 10,000 shares of common stock to an investor for $10,000.

Other Stock Issuances

On June 14, 2023, the Company issued 25,000 shares of common stock related to the conversion of a note payable for $12,500.

NOTE 5 – FEDERAL INCOME TAX

As of June 30, 2023, and September 30, 2022, the Company has net operating loss carry forwards of $2,696,890 and $2,572,885, respectively, which may be available to reduce future years’ taxable income through 2043. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2023 and 2022), as follows:

	June 30,	September 30,
	2023	2022
Tax benefit at the statutory rate	$(110,344)	$(204,559)
State income taxes, net of federal income tax benefit	(13,662)	(25,326)
Change in valuation allowance	124,006	229,885
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2023 and 2022 remain open for examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at June 30, 2023, and September 30, 2022, are as follows:

	June 30,	September 30,
	2023	2022
Net operating loss carryforward	$2,696,890	$2,572,885
Total gross deferred tax assets	2,696,890	2,572,885
Less: Deferred tax asset valuation allowance	(2,696,890)	(2,572,885)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2022 and 2021 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $2,696,890 and $2,572,885 as of June 30, 2023, and September 30, 2022, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations.

Subscription Agreement and Cash Held in Escrow

On February 20, 2019, the Company entered into a subscription escrow agreement (the “Trust Agreement”) with Branch Banking and Trust Company (“BB&T”). This Trust Agreement was established for the subscription agreement proceeds raised and escrowed pursuant to the Company’s prior Rule 419 S-1 offering. The balance held in trust at June 30, 2023 and September 30, 2022, totaled $19,705.

Upon completion of the Merger (see Notes 1 and 8), the Company issued 975,000 common stock shares to the investors in that prior S-1 offering during July 2022 and were released to the Company.

Consulting Agreements

During the nine months ended June 30, 2023, the Company paid the Company’s former CEO, Bradley White, $32,500 pursuant to a consulting agreement carried over from related party NBFL. The agreement provides for an annual salary of $150,000 which increases based on certain capital raise thresholds. On June 20, 2023, Mr. White was terminated as an officer of the Company. At June 30, 2023 and September 30, 2022, accrued payroll owed to the former CEO totaled $228,213 and $188,484, respectively, as presented in the accompanying consolidated balance sheets.

On July 24, 2020, the Company entered into a consulting agreement for business development activities, networking, negotiations, and strategic planning. The compensation pursuant to the agreement was $20,000 monthly.

Office Lease

The Company entered into a sublease agreement with the above consultant (providing business development assistance from 2019-2020) effective August 1, 2019, subject to the terms and conditions of the office lease held by the consultant at 15540 Quorum Drive #2624, Addison, Texas. On January 1, 2019, the Company adopted ASC 842 requiring this lease to be recorded as an asset and corresponding liability on its balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. A discount rate was not used in the determination of the right of use asset and liability since its effect would not be significant. The lease moved to a month-to-month basis beginning in September 2021 at $2,810 per month in addition to common area maintenance charges. During the nine months ended June 30, 2023, and 2022, we incurred $10,187 and $20,607, respectively, in office rental expense.

Research and Development Agreement

During September 2020, the Company assumed a Cooperative Research And Development Agreement (CRADA) with the United States Department of Agriculture (USDA), Agricultural Research Service (ARS). Under this agreement, the Company committed to funding the remaining amount due. As of June 30, 2023, and September 30, 2022, $246,400 and $246,400, respectively, remained outstanding and is presented in the accompanying consolidated balance sheets as USDA CRADA liability.

NOTE 7 – RELATED PARTY TRANSACTIONS

Share Issuances to the Board of Directors

The Company issued Series A preferred stock on August 16, 2022, as follows: Bradley White (former Chief Executive Officer), 3 shares; Dr. Clayton Yates (Chief Scientific Officer and Chairman), 3 shares; and Dr. Jesse Jaynes (Chief Research Officer and Director), 3 shares. See Note 4.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet through the date of this filing and determined there were no events to disclose except the following.

On July 12, 2023, the Company sold 25,000 shares of common stock for $10,000 to an investor at a value of $0.40 per share.

On July 13, 2023, the Company sold 20,000 shares of common stock for $10,000 to an investor at a value of $0.50 per share.

On July 14, 2023, the Company sold 50,000 shares of common stock for $25,000 to an investor at a value of $0.50 per share.

On August 4, 2023, the Company executed into a promissory note with Jason Adams for $15,000.

On or about August 4, 2023, the Company’s former Chief Executive Officer, Bradley White, and LASB Family Trust presented conversion notices to the Company’s transfer agent to convert their shares of the Company’s Series B Preferred Stock into shares of Company common stock, and the Company objected to those conversions. Shares held by LASB Family Trust may be deemed to be beneficially owned by Mr. White.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three and nine months ended June 30, 2023, and 2022, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $16,904,197 from its inception to June 30, 2023, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended June 30, 2023, and 2022

Revenues

We did not earn any revenues during the three months ending June 30, 2023, and 2022.

Operating Loss

During the three months ending June 30, 2023, and 2022, the Company had an operating loss of $149,072 and $645,503, respectively. For the three months June 30, 2022, the primary expenses were stock-based compensation of $502,875. The decrease in operating loss was primarily due to decreases in stock-based compensation and other general administrative expenses during the three months ending June 30, 2023, as compared to the three months ending June 30, 2022.

Net Loss

The Company incurred a net loss of $215,029 and $687,743, respectively, during the three months ended June 30, 2023, and 2022, as a result of the decreasing operating loss described operating loss described previously.

For the Nine Months Ended June 30, 2023, and 2022

Revenues

We did not earn any revenues during the nine months ending June 30, 2023, and 2022.

Operating Loss

During the nine months ending June 30, 2023, and 2022, the Company had an operating loss of $417,935 and $4,300,762, respectively. For the nine months June 30, 2022, the primary expenses were stock-based compensation of $3,712,500. The decrease in operating loss was primarily due to decreases in payroll, stock-based compensation, and other general administrative expenses during the nine months ended June 30 2022.

Net Loss

The Company incurred a net loss of $615,780 and $4,469,004, respectively, during the nine months ended June 30, 2023, and 2022, as a result of the decreasing operating loss described previously.

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

Cash Flows from Operating Activities

For the nine months ended June 30, 2023, as compared to the nine months ended March 31, 2022, cash used in operating expenses increased due to payments of contract payroll and accounts payable, as well as due to an increase in professional fees and research and development expenses.

Cash Flows from Investing Activities

For the nine months ended June 30, 2023, no cashflows were provided by or used in investing activities.

Cash Flows from Financing Activities

For the nine months ended June 30, 2023, cash was raised through the sale of common stock and proceeds from notes payable.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized, and reported with the time periods specified. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 3, 2023, the Company issued 100,000 shares of common stock to an investor for $50,000.

On May 12, 2023, the Company issued 15,000 shares of common stock to an investor for $15,000.

On May 29, 2023, the Company issued 10,000 shares of common stock to an investor for $10,000.

On June 14, 2023, the Company issued 25,000 shares of common stock related to the conversion of a note payable for $12,500.

The forgoing shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation and the transactions did not involve a public offering.

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

GENVOR INCORPORATED

Date: August 9, 2023	By:	/s/ Judith S. Miller
Judith S. Miller
Interim Chief Executive Officer, Interim Chief Financial Officer

