Form 10-K/A
period 2022-09-30
Genvor Inc
filed 2024-01-16
CIK 1792941

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

EXPLANATORY NOTE

Genvor Incorporate (the “Company”) is filing this Form 10-K/A (“Form 10-K/A” or this “Amendment”) to amend our Annual Report on Form 10-K for the nine months ended September 30, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023 (“Original Report”), to restate our financial statements and related footnote disclosures as of and for the nine months ended September 30, 2022 (the “Affected Period”). This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

The Company incorrectly recorded a liability for what it believed was an extension payment associated with its USDA CRADA research contract as of September 30, 2022. However, the Company was mistaken and there was no additional payment to extend the contract only the amount originally due which had already been recorded. The error resulted in the overstatement of the Company’s current liabilities and net loss by approximately $246,000.

Effects of Restatement

See Note 1 to the Notes to consolidated financial statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A – Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A.

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

The Company’s transfer agent is Securities Transfer Corporation, Securities Transfer Corporation 2901 N. Dallas Parkway, Suite 380, Plano, Texas, 75093, Telephone: (469) 633-0088.

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

Penny Stock

Our common stock is considered “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

●	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
●	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
●	contains a toll-free telephone number for inquiries on disciplinary actions;
●	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

●	bid and offer quotations for the penny stock;
●	the compensation of the broker-dealer and its salesperson in the transaction;
●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
●	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. At September 30, 2022, the Company had an accumulated deficit of $16,041,937, incurred a net loss of $4,240,109 for the nine months ended September 30, 2022, requires capital for contemplated operational activities to take place. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue such business plans and sustain operations until such time as the Company can merge with or be acquired by another entity. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

Our operating results for the nine months ended September 30, 2022, and year ended December 31, 2021, and the changes between those periods for the respective items, are summarized as follows:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Operating loss	$(4,063,881)	$(3,101,904)
Total other income (expense)	(176,228)	(337,620)
Net loss	$(4,240,109)	$(3,439,524)

Revenues

We did not earn any revenues during the nine months ended September 30, 2022, or the year ended December 31, 2021.

Operating Loss

Our loss from operations increased to $4,063,881 during the nine months ended September 30, 2022, from an operating loss of $3,101,904 in the year ended December 31, 2021. The following table presents operating expenses for the nine months ended September 30, 2022, and the year ended December 31, 2021:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Professional fees	$233,153	$89,640
Payroll related expenses	120,725	390,000
Research and development	-	226,448
Stock-based compensation	3,512,500	2,222,961
Depreciation expense	1,374	1,832
General and administrative expenses	$196,129	$171,023
Total Operating Expenses	$4,063,881	$3,101,904

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

Net Loss

The Company incurred a net loss of $4,240,109 during the nine months ended September 30, 2022, as compared to a net loss of $3,439,524 during the year ended December 31, 2021, as a result of the increased operating expenses during 2022 described above.

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

Working Capital

The following table presents our working capital position as of September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
Cash	$296,385	$384,621
Current Assets	298,385	535,952
Current Liabilities	1,621,174	2,449,808
Working Capital (Deficiency)	$(1,322,789)	$(1,913,856)

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Genvor Incorporated is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Dallas, Texas March 28, 2023

Turner, Stone & Company, L.L.P.

Accountants and Consultants

12700 Park Central Drive, Suite

1400

Dallas, Texas 75251

Telephone: 972-239-1660 ⁄

Facsimile: 972-239-1665

Toll Free: 877-853-4195

Website turnerstone.com

Genvor Incorporated

(f/k/a Allure Worldwide, Inc.)

Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(as restated)
ASSETS
Current assets:
Cash	$296,385	$384,621
Prepaid expenses	-	1,331
Prepaid costs for reverse capitalization	-	150,000
Other current assets	2,000	-
Total current assets	298,385	535,952

Fixed assets, net	17,565	18,939
Receivables from related parties	-	2,053

Total assets	$315,951	$556,944

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$1,052,000	$1,632,250
Accounts payable and accrued expenses	270,178	571,158
Due to related party	3,846	-
SBA loan	48,750	-
USDA CRADA liability	246,400	246,400
Total current liabilities	1,621,174	2,449,808
Non-current liabilities:
Convertible notes payable, net of discounts	89,221	-
Notes payable, net of discounts	-	344,167
Total non-current liabilities	89,221	344,167
Total liabilities	1,710,395	2,793,975

Commitments and contingencies (Note 6)	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 9 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 38,678,155 and 26,025,020 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	38,678	26,025
Additional paid-in capital	14,608,815	9,538,772
Accumulated deficit	(16,041,937)	(11,801,828)
Total stockholders’ deficit	(1,394,444)	(2,237,031)

Total liabilities and stockholders’ deficit	$315,951	$556,944

The accompanying notes are an integral part of these consolidated financial statements.

Genvor Incorporated

(f/k/a Allure Worldwide, Inc.)

Consolidated Statements of Operations

	For the	For the
	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2022	2021
	(as restated)
Revenue	$-	$-

Operating expenses
Professional fees	233,153	89,640
Payroll related expenses	120,725	390,000
Research and development	-	226,448
Stock-based compensation	3,512,500	2,222,961
Depreciation expense	1,374	1,832
Other general and administrative expenses	196,129	171,023
Total operating expenses	4,063,881	3,101,904

Operating loss	(4,063,881)	(3,101,904)

Other income (expense)
Interest expense	(51,117)	(102,792)
Penalties	(90,000)	(120,000)
Beneficial conversion feature	(30,111)	-
Loss on Agromed acquisition failure	-	(114,828)
Loss on settlement of liabilities	(5,000)	-
Total other income (expense)	(176,228)	(337,620)

Net loss	$(4,240,109)	$(3,439,524)

Basic and diluted net loss per common share	$(0.13)	$(0.15)
Basic and diluted weighted average common shares outstanding	32,437,505	22,493,382

The accompanying notes are an integral part of these consolidated financial statements.

Genvor Incorporated

(f/k/a Allure Worldwide, Inc.)

Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2022 and the Year Ended December 31, 2021

	Series A				Additional	Accumu-
	Preferred Stock		Common Stock		Paid-in	lated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Allure balance, December 31, 2020	-	$-	20,000,000	$2,000	$6,773,677	$(8,333,278)	$(1,557,601)
Recapitalization / RTO impact	-	-	-	18,000	(21,846)	(29,026)	(32,872)
Balance, December 31, 2020	-	$-	20,000,000	$20,000	$6,751,831	$(8,362,304)	$(1,590,473)
Common stock issued for services	-	-	3,150,000	3,150	1,519,863	-	1,523,012
Exercise of options	-	-	1,400,000	1,400	(1,400)		-
Common stock issued for cash	-	-	1,475,020	1,475	568,530		570,005
Common stock options issued for services	-	-	-	-	699,948	-	699,948
Net loss for the period ended December 31, 2021	-	-	-	-	-	(3,439,524)	(3,439,524)
Balance, December 31, 2021	-	$-	26,025,020	$26,025	$9,538,772	$(11,801,828)	(2,237,031)
Common stock issued for services	-	-	6,525,000	6,525	3,505,975	-	3,512,500
Common stock issued for cash	-	-	305,000	305	164,970	-	165,275
Common stock issued for debt conversion	-	-	2,622,647	2,622	1,232,933	-	1,235,555
Founder shares issued	-	-	1,855,888	1,856	(1,856)	-	-
Payment for reverse capitalization	-	-	-	-	(150,000)	-	(150,000)
Issuance of common stock to prior S-1 investors	-	-	975,000	975	48,750	-	49,725
Issuance of common stock for note receivable	-	-	99,600	100	(100)	-	-
Issuance of common stock for 2021 SPA	-	-	50,000	50	(50)	-	-
Issuance of common stock for settlements	-	-	50,000	50	(50)	-	-
Beneficial conversion feature	-	-	-	-	269,916	-	269,916
419 fund raising services	-	-	170,000	170	(170)	-	-
Issuance of preferred stock	9	-	-	-	-	-	-
Net loss for the period ended September 30, 2022 (as restated)	-	-	-	-	-	(4,240,109)	(4,240,109)
Balance, September 30, 2022 (as restated)	9	$-	38,678,155	$38,678	$14,608,815	$(16,041,937)	$(1,394,444)

The accompanying notes are an integral part of these consolidated financial statements.

Genvor Incorporated

(f/k/a Allure Worldwide, Inc.)

Consolidated Statements of Cash Flow

	For the
	Nine Months	For the Year
	Ended	Ended
	September 30,	December 31,
	2022	2021
	(as restated)

Cash flows from operating activities:
Net loss	$(4,240,109)	$(3,439,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,374	1,832
Interest expense capitalized into notes payable	-	10,000
Late fee capitalized into notes payable	90,000	120,000
Loss on Agromed acquisition failure	-	114,828
Stock-based compensation	3,512,500	2,222,961
Beneficial conversion feature amortization	30,111	-
Amortization of debt discount	-	11,667
Loss on settlement of liabilities	5,000	-
Changes in assets and liabilities:
Prepaid expenses	1,331	(1,331)
Prepaid costs for reverse capitalization	150,000	(100,000)
Other current assets	(2,000)	-
Receivables from related parties	2,053	-
Accounts payable and accrued expenses	(107,342)	323,564
Due to related party	3,846	-
USDA CRADA liability	-	72,800
Net cash used in operating activities	(553,236)	(663,203)

Cash flows from financing activities:
Proceeds from notes payable	300,000	365,000
Payments of notes payable	-	(6,000)
Payments of receivable from related parties	-	(25,579)
Proceeds from sale of common stock	165,000	570,005
Repayments of advances payable from related parties	-	(3,575)
Net cash provided by financing activities	465,000	899,851

Net increase (decrease) in cash	(88,236)	236,648

Cash at beginning of period	384,621	147,973

Cash at end of period	$296,385	$384,621

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Discount on notes payable	$269,916	$35,000
Right of use, lease asset and liability	$-	$13,480
Issuance of common stock for debt conversion	$1,235,555	$-
Issuance of common stock for debt settlement	$49,725	$-
Fundraising services	$170,000	$-
Prepaid costs for reverse capitalization recognized in additional paid-in capital	$150,000	$-

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2022, the Company had an accumulated deficit of $16,041,937. For the nine months ended September 30, 2022, the Company recognized a net loss of $4,240,109 and had net cash used in operating activities of $553,236, with no revenues earned, and limited operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Restatement of Previously Issued Financial Statements

The Company has restated the accompanying financial statements for the nine months ended September 30, 2022, along with certain notes to such restated financial statements. The adjustments recorded were related to the correction of an error identified by management. The nature and impact of this adjustment on the Company’s previously issued financial statements is summarized as follows and the effects by impacted line items are detailed in the tables below. Impacted amounts and associated disclosures are restated within the accompanying notes to the financial statements.

The Company incorrectly recorded a liability for what it believed was an extension payment associated with its USDA CRADA research contract as of September 30, 2022. However, the Company was mistaken and there was no additional payment to extend the contract only the amount originally due which had already been recorded. The error resulted in the overstatement of the Company’s current liabilities and net loss by approximately $246,000.

The following tables summarize the effect of the restatement on each financial statement line items as of and for the nine months ended September 30, 2022.

	As previously		As
	Reported	Adjustments	Restated
Consolidated Balance Sheets as of September 30, 2022
Accounts payable and accrued expenses	$516,658	$(246,480)	$270,178
Total current liabilities	$1,867,654	$(246,480)	$1,621,174
Total liabilities	$1,956,875	$(246,480)	$1,710,395
Accumulated deficit	$(16,288,417)	$246,480	$(16,041,937)
Total stockholders’ deficit	$(1,640,924)	$246,480	$(1,394,444)
Total liabilities and stockholders’ deficit	$315,951	$-	$315,951
Consolidated Statement of Operations for the nine months ended September 30, 2022
Research and development	$246,480	$(246,480)	$-
Total operating expenses	$4,310,361	$(246,480)	$4,063,881
Operating loss	$(4,310,361)	$246,480	$(4,063,881)
Net loss	$(4,486,589)	$246,480	$(4,240,109)
Basic and diluted net loss per common share	$(0.14)	$0.01	$(0.13)
Basic and diluted weighted average common shares outstanding	$32,437,505		$32,437,505
Consolidated Statement of Cash flows for the nine months ended September 30, 2022
Net loss	$(4,486,589)	$246,480	$(4,240,109)
Accounts payable and accrued expenses	$139,138	$(246,480)	$(107,342)
Consolidated Statements of Changes in Stockholders’ Deficit for the nine months ended September 30, 2022
Net loss	$(4,486,589)	$246,480	$(4,240,109)
Accumulated deficit	$(16,288,417)	$246,480	$(16,041,937)

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

Research and Development

The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of professional service costs associated with the development of the plant-based defense technology products. For the nine months ended September 30, 2022, and the year ended December 31, 2021, the Company had $0 and $226,448 in research and development expenses, respectively.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and the board of directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management has concluded that, as of September 30, 2022, the Company had material weaknesses in its internal control over financial reporting and the Company’s internal control over financial reporting were not effective. Specifically, management identified the following material weaknesses at September 30, 2022:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;

2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

5.	Insufficient process related to the closing our financial records including appropriate review of ending balances.

To remediate our internal control weaknesses, management intends to implement the following measures:

●	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

●	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

						Option	All
			Deferred			and	Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Bradley White	2022	$112,500	$-	$-	$-	$-	$-	$112,500
Chief Executive Officer, Chief Financial Officer, and Director (1)	2021	$-	$-	$-	$-	$-	$-	$-

Dr. Clayton Yates	2022	$-	$-	$-	$-	$-	$-	$-
Chief Scientific Officer, Director (1)	2021	$-	$-	$-	$-	$-	$-	$-

Dr. Jesse Jaynes	2022	$-	$-	$-	$-	$-	$-	$-
Chief Research Officer, Director (1)	2021	$-	$-	$-	$-	$-	$-	$-

Robert Bubeck	2022	$-	$-	$-	$-	$-	$-	$-
Former Chief Executive Officer, Former Chief Financial Officer, Former Director (2)	2021	$-	$-	$-	$-	$-	$-	$-

Margaret McLaughlin	2022	$-	$-	$-	$-	$-	$-	$-
Former Secretary, Former Director (2)	2021	$-	$-	$-	$-	$-	$-	$-

(1)	Appointed on January 12, 2021.
(2)	Resigned on January 12, 2021.

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

Category	For the Nine Months Ended September 30, 2022	For the Year Ended December 31, 2021
Audit fees	$42,000	$20,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$42,000	$20,000

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

/s/ Judith S. Miller	January 16, 2024
Interim Chief Executive Officer and	Date
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Jesse Jaynes	January 16, 2024
Director	Date

/s/ Dr. Clayton Yates	January 16, 2024
Director	Date

