Form 10-Q/A
period 2022-12-31
Genvor Inc
filed 2024-01-16
CIK 1792941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Genvor Incorporate (the “Company”) is filing this Form 10-Q/A (“Form 10-Q/A” or this “Amendment”) to amend our Periodic Report on Form 10-Q for the period ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on April 24, 2023 (“Original Report”), to restate our financial statements and related footnote disclosures as of and for the three months ended December 31, 2022 (the “Affected Period”). This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

Restatement Background

The Company incorrectly recorded a liability for what it believed was an extension payment associated with its USDA CRADA research contract as of September 30, 2022. However, the Company was mistaken and there was no additional payment to extend the contract only the amount originally due which had already been recorded. The error resulted in the overstatement of the Company’s current liabilities by approximately $246,000 as of December 31, 2022.

Effects of Restatement

See Note 1 to the Notes to consolidated financial statements included in Part I, Item 1 of this Amendment for additional information on the restatement and the related financial statement effects.

Items Amended in this Form 10-Q/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1 – Financial Statements and Supplementary Data

Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A.

GENVOR INCORPORATED

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Genvor Incorporated

3

Genvor Incorporated

(f/k/a Allure Worldwide, Inc.)

Condensed Consolidated Balance Sheets

(unaudited)

	December 31,	September 30,
	2022	2022
	(as restated)
ASSETS
Current assets:
Cash	$86,463	$296,386
Other current assets	15,398	2,000
Total current assets	101,861	298,386

Fixed assets, net	17,107	17,565

Total assets	$118,968	$315,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Convertible notes payable	$1,132,000	$1,052,000
Accounts payable and accrued expenses	239,102	270,178
Due to related party	3,846	3,846
SBA loan	48,750	48,750
USDA CRADA liability	-	246,400
Total current liabilities	1,423,698	1,621,174
Non-current liabilities:
Convertible notes payable, net of discounts	119,333	89,221
Total non-current liabilities	119,333	89,221
Total liabilities	1,543,031	1,710,395

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized
Preferred stock - series A, 10 shares authorized, 9 and 9 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	-	-
Preferred stock - series B, 2,500,000 shares authorized, 2,060,536 and 0 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	2,061	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 18,372,821 and 38,678,155 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	18,373	38,678
Additional paid-in capital	14,777,059	14,608,815
Accumulated deficit	(16,221,556)	(16,041,937)
Total stockholders’ deficit	(1,424,063)	(1,394,444)

Total liabilities and stockholders’ deficit	$118,968	$315,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

(f/k/a Allure Worldwide, Inc.)

Condensed Consolidated Statements of Operations

For the Three Months Ended December 31,

(unaudited)

	2022	2021
	(as restated)
Revenue	$-	$-

Operating expenses
Professional fees	6,804	8,253
Payroll related expenses	37,500	97,500
Research and development	-	6,448
Stock-based compensation	-	200,000
Depreciation expense	458	458
Other general and administrative expenses	68,900	140,660
Total operating expenses	113,662	453,319

Operating loss	(113,662)	(453,319)

Other income (expense)
Interest expense	(5,846)	(27,772)
Penalties	(30,000)	(30,000)
Amortization of debt discount	(30,111)	-
Total other income (expense)	(65,957)	(57,772)

Net loss	$(179,619)	$(511,091)

Basic and diluted net loss per common share	$(0.01)	$(0.03)
Basic and diluted weighted average common shares outstanding	22,471,749	20,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

(f/k/a Allure Worldwide, Inc.)

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended December 31, 2022 and 2021

(unaudited)

	Series A		Series B				Additional	Accumu-
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	lated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2021	-	$-	-	$-	20,000,000	$2,000	$-	$(64,540)	(62,540)
Recapilitalization / RTO impact	-	-	-	-	-	18,000	8,546,798	(10,947,544)	(2,382,746)
Adjusted balance, beginning of period	-	-	-	-	20,000,000	20,000	8,546,798	(11,012,084)	(2,445,286)
Common stock issued for services	-	-	-	-	2,650,000	2,650	197,350	-	200,000
Exercise of options	-	-	-	-	1,400,000	1,400	-		1,400
Common stock issued for cash	-	-	-	-	1,475,020	1,475	736,035		737,510
Net loss for the period ended December 31, 2021	-	-	-	-	-	-	-	(511,091)	(511,091)
Balance, December 31, 2021	-	$-	-	$-	25,525,020	$25,525	$9,480,183	$(11,523,175)	$(2,017,467)

Balance, September 30, 2022	9	$-	-	$-	38,678,155	$38,678	$14,608,815	$(16,041,937)	$(1,394,444)
Conversion of common stock into Series B preferred stock	-	-	2,060,536	2,061	(20,605,334)	(20,605)	18,544	-	-
Sale of common stock	-	-	-	-	300,000	300	149,700	-	150,000
Net loss for the period ended December 31, 2022	-	-	-	-	-	-	-	(179,619)	(179,619)
Balance, December 31, 2022	9	$-	2,060,536	$2,061	18,372,821	$18,373	$14,777,059	$(16,221,556)	$(1,424,063)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

(f/k/a Allure Worldwide, Inc.)

Condensed Consolidated Statements of Cash Flow

For the Three Months Ended December 31,

(unaudited)

	2022	2021
	(as restated)
Cash flows from operating activities:
Net loss	$(179,619)	$(511,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	458	458
Stock-based compensation	-	200,000
Amortization of debt discount	30,111	-
Changes in assets and liabilities:
Prepaid expenses	-	2,062
Other current assets	(13,398)	55,665
Accounts payable and accrued expenses	(1,075)	23,037
USDA CRADA liability	(246,400)	2,800
Net cash used in operating activities	(409,923)	(227,069)

Cash flows from financing activities:
Proceeds from notes payable	50,000	34,375
Proceeds from sale of common stock	150,000	570,005
Net cash provided by financing activities	200,000	604,380

Net increase (decrease) in cash	(209,923)	377,311

Cash at beginning of period	296,386	7,310

Cash at end of period	$86,463	$384,621

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2022 the Company had an accumulated deficit of $16,221,556. For the three months ended December 31, 2022, the Company recognized a net loss of $179,619 and had net cash used in operating activities of $409,923, with no revenues earned, and a lack of operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Restatement of Previously Issued Financial Statements

The Company has restated the accompanying financial statements for September 30, 2022 and the three months ended December 31, 2022, along with certain notes to such restated financial statements. The adjustments recorded were related to the correction of an error identified by management. The nature and impact of this adjustment on the Company’s previously issued financial statements is summarized as follows and the effects by impacted line items are detailed in the tables below. Impacted amounts and associated disclosures are restated within the accompanying notes to the financial statements.

The Company incorrectly recorded a liability for what it believed was an extension payment associated with its USDA CRADA research contract as of September 30, 2022. However, the Company was mistaken and there was no additional payment to extend the contract only the amount originally due which had already been recorded. The error resulted in the overstatement of the Company’s current liabilities by approximately $246,000.

The following tables summarize the effect of the restatement on each financial statement line items as of and for the three months ended December 31, 2022.

	As previously		As
	Reported	Adjustments	Restated
Consolidated Balance Sheets as of December 31, 2022
USA CRADA liability	$246,400	$(246,400)	$-
Total current liabilities	$1,670,098	$(246,400)	$1,423,698
Total liabilities	$1,789,431	$(246,400)	$1,543,031
Accumulated deficit	$(16,467,956)	$246,400	$(16,221,556)
Total stockholders’ deficit	$(1,670,463)	$246,400	$(1,424,063)
Total liabilities and stockholders’ deficit	$118,968	$-	$118,968
Consolidated Statement of Operations for the three months ended December 31, 2022
Other general and administrative expenses	$68,820	$80	$68,900
Total operating expenses	$113,582	$80	$113,662
Operating loss	$(113,582)	$(80)	$(113,662)
Net loss	$(179,539)	$(80)	$(179,619)
Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.01)
Basic and diluted weighted average common shares outstanding	$22,471,749		$22,471,749
Consolidated Statement of Cash flows for the three months ended December 31, 2022
Net loss	$(179,539)	$(80)	$(179,619)
USA CRADA liability	$-	$(246,400)	$(246,400)
Accounts payable and accrued expenses	$(247,555)	$246,480	$(1,075)
Net cash used in operating activities	$(409,923)	$-	$(409,923)
Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended December 31, 2022
Net loss	$(179,539)	$(80)	$(179,619)
Accumulated deficit	$(16,467,956)	$246,400	$(16,221,556)

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

Research and Development

The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of professional service costs associated with the development of the plant-based defense technology products. For the three months ended December 31, 2022, and 2021, the Company had $0 and $6,448 in research and development expenses, respectively.

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

Research and Development Agreement

During September 2020, the Company assumed a Cooperative Research And Development Agreement (CRADA) with the United States Department of Agriculture (USDA), Agricultural Research Service (ARS). Under this agreement, the Company committed to funding the remaining amount due. As of December 31, 2022, and September 30, 2022, $0 and $246,400, respectively, remained outstanding and is presented in the accompanying consolidated balance sheets as USDA CRADA liability.

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

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $16,221,556 from its inception to December 31, 2022, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended December 31, 2022 and 2021

Revenues

We did not earn any revenues during the three months ending December 31, 2022, and 2021.

Operating Loss

During the three months ending December 31, 2022, and 2021, the Company had an operating loss of $113,662 and $453,319, respectively. The decrease in operating loss was primarily due to decreases in payroll, stock-based compensation, and other general administrative expenses during the three months ending December 31, 2022, as compared to the three months ending December 31, 2021.

Net Loss

The Company incurred a net loss of $179,619 and $511,091, respectively, during the three months ended December 31, 2022, and 2021, as a result of the decreasing operating loss described previously.

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

GENVOR INCORPORATED

Date: January 16, 2024	By:	/s/ Judith S. Miller
Judith S. Miller
Interim Chief Executive Officer and Interim Chief Financial Officer

