Form 10-Q/A
period 2023-03-31
Genvor Inc
filed 2024-01-16
CIK 1792941

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

EXPLANATORY NOTE

Genvor Incorporate (the “Company”) is filing this Form 10-Q/A (“Form 10-Q/A” or this “Amendment”) to amend our Periodic Report on Form 10-Q for the period ended March 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on April 24, 2023 (“Original Report”), to restate our financial statements and related footnote disclosures as of and for the six months ended March 31, 2023 (the “Affected Period”). This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

Restatement Background

The Company incorrectly recorded a liability for what it believed was an extension payment associated with its USDA CRADA research contract as of September 30, 2022. However, the Company was mistaken and there was no additional payment to extend the contract only the amount originally due which had already been recorded. The error resulted in the overstatement of the Company’s current liabilities by approximately $246,000 as of March 31, 2023.

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

GENVOR INCORPORATED

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Genvor Incorporated

3

Genvor Incorporated

(f/k/a Allure Worldwide, Inc.)

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	September 30,
	2023	2022
	(as restated)
ASSETS
Current assets:
Cash	$1,513	$296,386
Other current assets	15,397	2,000
Total current assets	16,910	298,386

Fixed assets, net	16,650	17,565

Total assets	$33,560	$315,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Convertible notes payable	$1,162,000	$1,052,000
Accounts payable and accrued expenses	302,295	270,178
Due to related party	3,846	3,846
SBA loan	48,750	48,750
USDA CRADA liability	-	246,400
Total current liabilities	1,516,891	1,621,174
Non-current liabilities:
Convertible notes payable, net of discounts	149,444	89,221
Total non-current liabilities	149,444	89,221
Total liabilities	1,666,335	1,710,395

Commitments and contingencies (Note 6)	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized
Preferred stock - series A, 10 shares authorized, 9 and 9 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	-	-
Preferred stock - series B, 2,500,000 shares authorized, 2,060,536 and 0 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	2,061	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 18,422,821 and 38,678,155 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	18,423	38,678
Additional paid-in capital	14,789,509	14,608,815
Accumulated deficit	(16,442,768)	(16,041,937)
Total stockholders’ deficit	(1,632,775)	(1,394,444)

Total liabilities and stockholders’ deficit	$33,560	$315,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

(f/k/a Allure Worldwide, Inc.)

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
			(as restated)
Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	58,858	79,505	65,662	87,758
Payroll related expenses	37,500	45,725	75,000	143,225
Research and development	-	102,800	-	109,248
Stock-based compensation	-	3,010,000	-	3,210,000
Depreciation expense	458	458	916	916
Other general and administrative expenses	58,466	(36,173)	127,366	104,487
Total operating expenses	155,282	3,202,315	268,944	3,655,634

Operating loss	(155,282)	(3,202,315)	(268,944)	(3,655,634)

Other income (expense)
Interest expense	(5,819)	(33,230)	(11,665)	(61,002)
Penalties	(30,000)	(30,000)	(60,000)	(60,000)
Amortization of debt discount	(30,111)	-	(60,222)	-
Total other income (expense)	(65,930)	(63,230)	(131,887)	(121,002)

Net loss	$(221,212)	$(3,265,545)	$(400,831)	$(3,776,636)

Basic and diluted net loss per common share	$(0.01)	$(0.16)	$(0.02)	$(0.19)
Basic and diluted weighted average common shares outstanding	18,381,710	20,000,000	20,449,202	20,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

(f/k/a Allure Worldwide, Inc.)

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended March 31, 2023 and 2022

(unaudited)

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2021	-	$-	-	$-	20,000,000	$2,000	$-	$(64,540)	(62,540)
Recapilitalization / RTO impact	-	-	-	-	-	18,000	8,546,798	(10,947,544)	(2,382,746)
Adjusted balance, beginning of period	-	-	-	-	20,000,000	20,000	8,546,798	(11,012,084)	(2,445,286)
Common stock issued for services	-	-	-	-	2,650,000	2,650	197,350	-	200,000
Exercise of options	-	-	-	-	1,400,000	1,400	-		1,400
Common stock issued for cash	-	-	-	-	1,475,020	1,475	736,035		737,510
Net loss for the period ended December 31, 2021	-	-	-	-	-	-	-	(511,091)	(511,091)
Balance, December 31, 2021	-	$-	-	$-	25,525,020	$25,525	$9,480,183	$(11,523,175)	$(2,017,467)
Common stock issued for services	-	-	-	-	6,020,000	6,020	3,003,980	-	3,010,000
Issuance of common stock for services	-	-	-	-	-	-	-	-	-
Common stock issued for cash	-	-	-	-	280,000	280	139,720	-	140,000
Common stock issued for debt conversion	-	-	-	-	688,675	689	336,884	-	337,573
Payment for reverse capitalization	-	-	-	-	-	-	(150,000)	-	(150,000)
419 fund raising services	-	-	-	-	170,000	170	(170)	-	-
Net loss for the period ended March 31, 2022	-	-	-	-	-	-	-	(3,265,545)	(3,265,545)
Balance, March 31, 2022	-	$-	-	$-	32,683,695	$32,684	$12,810,597	$(14,788,720)	$(1,945,439)

Balance, September 30, 2022	-	$-	-	$-	38,678,155	$38,678	$14,608,815	$(16,041,937)	$(1,394,444)
Conversion of common stock into Series B preferred stock	-	-	2,060,536	2,061	(20,605,334)	(20,605)	18,544	-	-
Sale of common stock	-	-	-	-	300,000	300	149,700	-	150,000
Net loss for the period ended December 31, 2022	-	-	-	-	-	-	-	(179,619)	(179,619)
Balance, December 31, 2022	-	$-	2,060,536	$2,061	18,372,821	$18,373	$14,777,059	$(16,221,476)	$(1,424,063)
Sale of common stock	-	-	-	-	50,000	50	12,450	-	12,500
Net loss for the period ended March 31, 2023	-	-	-	-	-	-	-	(221,212)	(221,212)
Balance, March 31, 2023	-	$-	2,060,536	$2,061	18,422,821	$18,423	$14,789,509	$(16,442,768)	$(1,632,775)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

(f/k/a Allure Worldwide, Inc.)

Condensed Consolidated Statements of Cash Flow

For the Six Months Ended March 31,

(unaudited)

	2023	2022
	(as restated)
Cash flows from operating activities:
Net loss	$(400,831)	$(3,776,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	916	916
Late fee capitalized into notes payable	60,000	60,000
Stock-based compensation	-	3,210,000
Amortization of debt discount	60,222	-
Changes in assets and liabilities:
Prepaid expenses	-	496
Other current assets	(13,397)	55,665
Accounts payable and accrued expenses	32,117	(248,543)
USDA CRADA liability	(246,400)	2,800
Net cash used in operating activities	(507,373)	(695,302)

Cash flows from financing activities:
Proceeds from notes payable	50,000	34,375
Exercise of stock options	-	1,400
Proceeds from sale of common stock	162,500	877,510
Net cash provided by financing activities	212,500	913,285

Net increase (decrease) in cash	(294,873)	217,983

Cash at beginning of period	296,386	7,310

Cash at end of period	$1,513	$225,293

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2023, the Company had an accumulated deficit of $16,442,768. For the six months ended March 31, 2023, the Company recognized a net loss of $400,831 and had net cash used in operating activities of $507,373, with no revenues earned, and a lack of operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Restatement of Previously Issued Financial Statements

The Company has restated the accompanying financial statements for September 30, 2022 and the three and six months ended March 31, 2023, along with certain notes to such restated financial statements. The adjustments recorded were related to the correction of an error identified by management. The nature and impact of this adjustment on the Company’s previously issued financial statements is summarized as follows and the effects by impacted line items are detailed in the tables below. Impacted amounts and associated disclosures are restated within the accompanying notes to the financial statements.

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

The following tables summarize the effect of the restatement on each financial statement line items as of and for the six months ended March 31, 2023.

	As previously		As
	Reported	Adjustments	Restated
Consolidated Balance Sheets as of March 31, 2023
USA CRADA liability	$246,400	$(246,400)	$-
Total current liabilities	$1,763,291	$(246,400)	$1,516,891
Total liabilities	$1,912,735	$(246,400)	$1,666,335
Accumulated deficit	$(16,689,168)	$246,400	$(16,442,768)
Total stockholders’ deficit	$(1,879,175)	$246,400	$(1,632,775)
Total liabilities and stockholders’ deficit	$33,560	$-	$33,560
Consolidated Statement of Operations for the six months ended March 31, 2023
Other general and administrative expenses	$127,286	$80	$127,366
Total operating expenses	$268,864	$80	$268,944
Operating loss	$(268,864)	$(80)	$(268,944)
Net loss	$(400,751)	$(80)	$(400,831)
Basic and diluted net loss per common share	$(0.02)	$(0.00)	$(0.02)
Basic and diluted weighted average common shares outstanding	$20,449,202		$20,449,202
Consolidated Statement of Cash flows for the six months ended March 31, 2023
Net loss	$(400,751)	$(80)	$(400,831)
USDA CRADA liability	$-	$(246,400)	$(246,400)
Accounts payable and accrued expenses	$(214,364)	$246,480	$32,116
Net cash used in operating activities	$(507,373)	$-	$(507,373)
Consolidated Statements of Changes in Stockholders’ Deficit for the six months ended March 31, 2023
Net loss	$(400,751)	$(80)	$(400,831)
Accumulated deficit	$(16,689,168)	$246,400	$(16,442,768)

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

The Company maintains its cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. At March 31, 2023, and September 30, 2022, $0 and $0, respectively, of the Company’s cash balances were in excess of federally insured limits.

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

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2023 and 2022), as follows:

	March 31,	September 30,
	2023	2022
Tax benefit at the statutory rate	$(84,158)	$(204,559)
State income taxes, net of federal income tax benefit	(10,420)	(25,326)
Change in valuation allowance	94,578	229,885
Total	$-	$-

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

Research and Development Agreement

During September 2020, the Company assumed a Cooperative Research And Development Agreement (CRADA) with the United States Department of Agriculture (USDA), Agricultural Research Service (ARS). Under this agreement, the Company committed to funding the remaining amount due. As of March 31, 2023, and September 30, 2022, $0 and $246,400, respectively, remained outstanding and is presented in the accompanying consolidated balance sheets as USDA CRADA liability.

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

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $16,442,768 from its inception to March 31, 2023, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

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

Operating Loss

During the six months ending March 31, 2023, and 2022, the Company had an operating loss of $268,944 and $3,655,634, respectively. For the six months March 31, 2022, the primary expenses were stock-based compensation of $3,210,000. The decrease in operating loss was primarily due to decreases in payroll, stock-based compensation, and other general administrative expenses during the six months ended March 31, 2022.

Net Loss

The Company incurred a net loss of $400,831 and $3,776,636, respectively, during the six months ended March 31, 2023, and 2022, as a result of the decreasing operating loss described previously.

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

