Form 10-Q/A
period 2023-06-30
Genvor Inc
filed 2024-01-16
CIK 1792941

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

EXPLANATORY NOTE

Genvor Incorporate (the “Company”) is filing this Form 10-Q/A (“Form 10-Q/A” or this “Amendment”) to amend our Periodic Report on Form 10-Q for the period ended June 30, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2023 (“Original Report”), to restate our financial statements and related footnote disclosures as of and for the nine months ended June 30, 2023 (the “Affected Period”). This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

Restatement Background

The Company incorrectly recorded a liability for what it believed was an extension payment associated with its USDA CRADA research contract as of September 30, 2022. However, the Company was mistaken and there was no additional payment to extend the contract only the amount originally due which had already been recorded. The error resulted in the overstatement of the Company’s current liabilities by approximately $246,000 as of June 30, 2023.

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

GENVOR INCORPORATED

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Genvor Incorporated

3

Genvor Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	September 30,
	2023	2022
	(as restated)
ASSETS
Current assets:
Cash	$100	$296,386
Other current assets	1,500	2,000
Total current assets	1,600	298,386

Fixed assets, net	16,192	17,565

Total assets	$17,792	$315,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Convertible notes payable	$1,179,500	$1,052,000
Accounts payable and accrued expenses	133,958	270,179
Due to related party	236,333	3,846
SBA loan	48,750	48,750
USDA CRADA liability	-	246,400
Total current liabilities	1,598,541	1,621,174
Non-current liabilities:
Convertible notes payable, net of discounts	179,555	89,221
Total non-current liabilities	179,555	89,221
Total liabilities	1,778,096	1,710,395

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized
Preferred stock - series A, 10 shares authorized, 9 and 9 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	-	-
Preferred stock - series B, 2,500,000 shares authorized, 2,060,536 and 0 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	2,061	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 18,572,821 and 38,678,155 shares issued, issuable and outstanding as of June 30, 2023 and September 30, 2022, respectively	18,573	38,678
Additional paid-in capital	14,876,859	14,608,815
Accumulated deficit	(16,657,797)	(16,041,797)
Total stockholders’ deficit	(1,760,304)	(1,394,444)

Total liabilities and stockholders’ deficit	$17,792	$315,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
			(as restated)
Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	59,762	45,170	125,424	132,928
Payroll related expenses	37,500	37,500	112,500	180,725
Research and development	-	-	-	109,248
Stock-based compensation	-	502,875	-	3,712,500
Depreciation expense	458	458	1,374	1,374
Other general and administrative expenses	51,352	59,500	178,717	163,987
Total operating expenses	149,072	645,503	418,015	4,300,762

Operating loss	(149,072)	(645,503)	(418,015)	(4,300,762)

Other income (expense)
Interest expense	(5,846)	(12,240)	(17,511)	(73,242)
Loss on debt settlement	-	-	-	(5,000)
Penalties	(30,000)	(30,000)	(90,000)	(90,000)
Amortization of debt discount	(30,111)	-	(90,334)	-
Total other income (expense)	(65,956)	(42,240)	(197,844)	(168,242)

Net loss	$(215,029)	$(687,743)	$(615,860)	$(4,469,004)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.03)	$(0.15)
Basic and diluted weighted average common shares outstanding	18,502,546	36,439,887	19,800,317	30,506,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended June 30, 2023 and 2022

(unaudited)

	Series A		Series B				Additional	Accumu-
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	lated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2021	-	$-	-	$-	20,000,000	$2,000	$-	$(64,540)	(62,540)
Recapilitalization / RTO impact	-	-	-	-	-	18,000	8,546,798	(10,947,544)	(2,382,746)
Adjusted balance, beginning of period	-	-	-	-	20,000,000	20,000	8,546,798	(11,012,084)	(2,445,286)
Common stock issued for services	-	-	-	-	2,650,000	2,650	197,350	-	200,000
Exercise of options	-	-	-	-	1,400,000	1,400	-		1,400
Common stock issued for cash	-	-	-	-	1,475,020	1,475	736,035		737,510
Net loss for the period ended December 31, 2021	-	-	-	-	-	-	-	(515,716)	(515,716)
Balance, December 31, 2021	-	$-	-	$-	25,525,020	$25,525	$9,480,183	$(11,527,800)	$(2,022,092)
Common stock issued for services	-	-	-	-	6,020,000	6,020	3,003,980	-	3,010,000
Issuance of common stock for services	-	-	-	-	-	-	-	-	-
Common stock issued for cash	-	-	-	-	280,000	280	139,720	-	140,000
Common stock issued for debt conversion	-	-	-	-	688,675	689	336,884	-	337,573
Payment for reverse capitalization	-	-	-	-	-	-	(150,000)	-	(150,000)
419 fund raising services	-	-	-	-	170,000	170	(170)	-	-
Net loss for the period ended March 31, 2022	-	-	-	-	-	-	-	(3,265,545)	(3,265,545)
Balance, March 31, 2022	-	$-	-	$-	32,683,695	$32,684	$12,810,597	$(14,793,345)	$(1,950,064)
Founder shares issued					1,855,888	1,856	(1,856)		-
Common stock issued for services					505,000	505	501,995		502,500
Common stock issued for cash					25,000	25	24,975		25,000
Common stock issued for settlement					99,600	100	(100)		-
Common stock issued to prior S-1 investors					180,400	180	48,750		48,930
Stock issued for debt conversion					1,933,972	1,934	944,224		946,158
Net loss for the period ended June 30, 2022	-	-	-	-	-	-	-	(687,743)	(687,743)
Balance, June 30, 2022	-	$-	-	$-	37,283,555	$37,284	$14,328,585	$(15,481,088)	$(1,115,219)

Balance, September 30, 2022	-	$-	-	$-	38,678,155	$38,678	$14,608,815	$(16,041,937)	$(1,394,444)
Conversion of common stock into Series B preferred stock	-	-	2,060,536	2,061	(20,605,334)	(20,605)	18,544	-	-
Sale of common stock	-	-	-	-	300,000	300	149,700	-	150,000
Net loss for the period ended December 31, 2022	-	-	-	-	-	-	-	(179,539)	(179,539)
Balance, December 31, 2022	-	$-	2,060,536	$2,061	18,372,821	$18,373	$14,777,059	$(16,221,476)	$(1,423,983)
Sale of common stock	-	-	-	-	50,000	50	12,450	-	12,500
Net loss for the period ended March 31, 2023	-	-	-	-	-	-	-	(221,212)	(221,212)
Balance, March 31, 2023	-	$-	2,060,536	$2,061	18,422,821	$18,423	$14,789,509	$(16,442,688)	$(1,632,695)
Sale of common stock	-	-	-	-	125,000	125	74,875	-	75,000
Conversion of note payable into common stock					25,000	25	12,475	-	12,500
Net loss for the period ended June 30, 2023	-	-	-	-	-	-	-	(215,029)	(215,029)
Balance, June 30, 2023	-	$-	2,060,536	$2,061	$18,572,821	$18,573	$14,876,859	$(16,657,797)	$(1,760,304)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

Condensed Consolidated Statements of Cash Flow

For the Nine Months Ended June 30,

(unaudited)

	2023	2022
	(as restated)
Cash flows from operating activities:
Net loss	$(615,860)	$(4,469,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,374	1,374
Stock-based compensation	-	3,712,500
Late fee capitalized into notes payable	90,000	90,000
Loss on debt settlement	-	5,000
Common stock issued for interest expense	-	2,500
Amortization of debt discount	90,334	10,911
Changes in assets and liabilities:
Prepaid expenses	-	3,393
Other current assets	500	-
Accounts payable and accrued expenses	96,266	(27,076)
USDA CRADA liability	(246,400)	2,800
Net cash used in operating activities	(583,786)	(667,602)

Cash flows from financing activities:
Proceeds from notes payable	50,000	300,000
Repayments of related party payable	-	(4,330)
Proceeds from sale of common stock	237,500	735,005
Net cash provided by financing activities	287,500	1,030,675

Net increase in cash	(296,286)	363,073

Cash at beginning of period	296,386	72,315

Cash at end of period	$100	$435,388

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of note payable into common stock	$12,500	$-
Principal and interest settled through common stock issuance	$-	$1,135,946
Accrued payroll settled through common stock issuance	$-	$125,750
Right of use, lease asset and liability	$-	$13,480
Prepaid costs for reverse capitalization recognized in additional paid-in capital	$-	$150,000

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2023, the Company had an accumulated deficit of $16,657,797. For the nine months ended June 30, 2023, the Company recognized a net loss of $615,860 and had net cash used in operating activities of $583,786, with no revenues earned, and a lack of operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Restatement of Previously Issued Financial Statements

The Company has restated the accompanying consolidated financial statements for the September 30, 2022 and the three and nine months ended June 30, 2023, along with certain notes to such restated financial statements. The adjustments recorded were related to the correction of an error identified by management. The nature and impact of this adjustment on the Company’s previously issued financial statements is summarized as follows and the effects by impacted line items are detailed in the tables below. Impacted amounts and associated disclosures are restated within the accompanying notes to the financial statements.

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

The following tables summarize the effect of the restatement on each financial statement line items as of and for the nine months ended June 30, 2023.

	As previously		As
	Reported	Adjustments	Restated
Consolidated Balance Sheets as of June 30, 2023
USA CRADA liability	$246,400	$(246,400)	$-
Total current liabilities	$1,844,941	$(246,400)	$1,598,541
Total liabilities	$2,024,496	$(246,400)	$1,778,096
Accumulated deficit	$(16,904,197)	$246,400	$(16,657,797)
Total stockholders’ deficit	$(2,006,704)	$246,400	$(1,760,304)
Total liabilities and stockholders’ deficit	$17,792	$-	$17,792
Consolidated Statement of Operations for the nine months ended June 30, 2023
Other general and administrative expenses	$178,637	$80	$178,717
Total operating expenses	$417,935	$80	$418,015
Operating loss	$(417,935)	$(80)	$(418,015)
Net loss	$(615,780)	$(80)	$(615,860)
Basic and diluted net loss per common share	$(0.03)	$(0.00)	$(0.03)
Basic and diluted weighted average common shares outstanding	$19,800,317		$19,800,317
Consolidated Statement of Cash flows for the nine months ended June 30, 2023
Net loss	$(615,780)	$(80)	$(615,860)
USA CRADA liability	$-	$(246,400)	$(246,400)
Accounts payable and accrued expenses	$(150,214)	$246,480	$96,266
Net cash used in operating activities	$(583,786)	$-	$(583,786)
Consolidated Statements of Changes in Stockholders’ Deficit for the nine months ended June 30, 2023
Net loss	$(615,780)	$(80)	$(615,860)
Accumulated deficit	$(16,904,197)	$246,400	$(16,657,797)

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

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $16,657,797 from its inception to June 30, 2023, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

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

Operating Loss

During the nine months ending June 30, 2023, and 2022, the Company had an operating loss of $418,015 and $4,300,762, respectively. For the nine months June 30, 2022, the primary expenses were stock-based compensation of $3,712,500. The decrease in operating loss was primarily due to decreases in payroll, stock-based compensation, and other general administrative expenses during the nine months ended June 30 2022.

Net Loss

The Company incurred a net loss of $615,860 and $4,469,004, respectively, during the nine months ended June 30, 2023, and 2022, as a result of the decreasing operating loss described previously.

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

