Form 10-K
period 2023-09-30
Genvor Inc
filed 2024-01-16
CIK 1792941

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-56589

GENVOR INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	83-2054746
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

201 S. Elliott Road, Suite 538

Chapel Hill, North Carolina 27514

(984) 261-7338

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

On March 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant had an undetermined value as the registrant’s common stock was not trading on any exchange, nor was it quoted for trading on the OTC Link ATS or any other over-the-counter market or alternative trading system.

The number of the registrant’s shares of common stock issued, issuable and outstanding was 19,623,536 as of January 15, 2024.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements for Genvor Incorporated. Such discussion represents only the best present assessment from our Management.

PART I

Item 1: Description of Business

Genvor Incorporated (the “Company” or “Genvor”) was incorporated in Florida on September 26, 2018, as “Allure Worldwide, Inc.,” and as of November 18, 2019, redomiciled to Nevada. On June 24, 2022, the Company changed its name to from “Allure Worldwide, Inc.” to “Genvor Incorporated.”

The Company was originally formed with the intention of seeking to acquire the assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. On January 11, 2021, the Company entered into an Exchange Agreement (the “Purchase Agreement”) with Genvor Inc., a Delaware corporation (“Genvor”) to acquire (the “Acquisition”) Genvor. On March 2, 2022, the Company and Genvor entered into a merger agreement (the “Merger Agreement”) to consummate the Acquisition, and pursuant to which a wholly-owned subsidiary of the Company, Genvor Acquisition Corp., a Delaware corporation (“Merger Subsidiary”), would merge (the “Merger”) with and into Genvor, with each share of Genvor common stock issued immediately prior to the time of the merger automatically converted into the right to receive one share of common stock of the Company.

On May 27, 2022, the Acquisition closed, Merger Subsidiary merged with and into Genvor, each share of Genvor was exchanged for the right to receive one share of Company common stock, 35,261,871 shares of Company common stock were issued to Genvor’s pre-merger shareholders (the “Merger Shares”), constituting a change of control of the Company, and Genvor became a wholly owned subsidiary of the Company. As a result of these transactions, the Company had 55,261,871 issued and outstanding common shares upon the closing of the Acquisition, and subsequently the Company’s original founding shareholders cancelled 18,144,112 shares of Company common stock in connection with the Acquisition.

As a result of the Acquisition, the Company’s business plan is for Genvor to continue its research and development into sustainable plant health solutions for future commercialization, leveraging its proprietary library of patented peptides, to provide crops with anti-pathogen and enhanced nutritional properties to help farmers globally to overcome potentially catastrophic losses resulting from plant disease, toxins, bacteria, and fungi that can destroy portions or all their crops. Genvor’s peptide-based plant health solutions, when commercialized, are expected to result in greater crop yields to assist in overcoming global food scarcity.

Genvor’s History

The Company’s subsidiary, Genvor Inc., was incorporated under the laws of the State of Delaware on April 4, 2019, as “Nexion Biosciences Inc.,” and on January 22, 2020, its name was changed to “Genvor Inc.” Genvor Inc. develops sustainable plant health solutions, designed to provide crops with anti-pathogen and enhanced nutritional properties.

During May 2019, Genvor Inc. acquired Nexion Biosciences LLC (“NBLLC”) from its founder for nominal consideration. NBLLC was formed in the State of Delaware on December 28, 2018.

Genvor’s technology was developed by two university scientists, Dr. Clayton Yates and Dr. Jesse Jaynes, who share a common mission to develop crop protection technology to defend against deadly crop diseases, which ultimately impact both animals and humans alike. Genvor’s technology is currently being advanced by the USDA in corn seed varieties.

Dr. Jaynes has, over decades, focused on perfecting techniques for synthesizing and modifying anti-microbial peptides (“AMPs”).1

Genvor’s headquarters are currently located at 201 S. Elliott Road, Suite 538, Chapel Hill, North Carolina, 27514.

Genvor’s Operations

Overview

Genvor is a research and development (“R&D”) company, advancing the next generation of sustainable plant health solutions, which are designed to fight debilitating and deadly plant diseases, such as bacteria and fungi, in a broad spectrum of crop types through its proprietary library of patented anti-microbial peptides, or AMPs. These AMPs can be applied to plants in the form of non-chemical seed traits (“Transgenic” seed traits) – which imbue seeds with the desired traits, allowing plants to naturally produce Genvor’s AMPs – as well as a topical spray (“Bio-pesticide”) application. The AMPs are intended to help farmers worldwide achieve healthier and more productive crops, boosting yields and overcoming potentially catastrophic losses.

With critical global crop losses directly caused by plant disease exceeding $220 billion annually,2 solutions utilizing peptide technology are actively being evaluated worldwide. Genvor’s proprietary library of patented peptides, utilizing only naturally occurring substances, has been proven to enhance a plant’s ability to defend itself. In addition to crop disease defense, Genvor has created nutritional enhancement peptides (“NEPs”) which increase protein output by 5-10x in poultry and swine feed, such as corn or sweet potato, intended to deliver higher economic yields for farmers. Genvor’s approach does not use any harsh chemicals, which upon adoption should lead to reduced greenhouse gas emissions while conserving topsoil as compared to traditional petrochemical-based solutions. These technologies should translate into substantial savings for potential customers, while concurrently providing a more sustainable solution for organic or environmentally conscious growers.

Below is a summary of Genvor’s peptide development process.

1See, e.g., Rajasekaran, K. Jaynes, J.M. and Cary, J.W. (2009) Transgenic Expression of Lytic Peptides in Food and Feed Crops to Control Phytopathogens and pre-harvest Mycotoxin Contamination. In: Mycotoxin Prevention and Control in Agriculture, Chapter 9, pp 119-142. American Chemical Society Symposium Vol. 1031.

2 https://www.fao.org/news/story/en/item/1402920/icode/.

Commercialization of seed traits for corn, soy and cotton is among the Company’s immediate goals, while simultaneously developing an effective topical spray, and continued research into the nutritional enhancement of feed for swine and poultry. Genvor protects its comprehensive library of 24 proprietary peptides with two issued United States patents, and a third patent pending covering an additional 16 peptides. The following chart describes Genvor’s peptide development pipeline, showing the relative stages of different peptides and crop application:

Addressing a $220 Billion Global Economic and Health Risk with Proven Solutions

Food production must double by 2050 to meet the food demand of the global population’s expected growth to 9.6 billion people. Annual crop losses due to plant pathogens and viruses are now estimated to exceed $220 billion globally.3 Alarming to the United States Food and Drug Administration (“FDA”) is the fungi “Aspergillus Flavus,” which produces Aflatoxins, a toxic carcinogenic compound known to cause liver cancer in humans and animals. Humans infected with Aspergillus Flavus often have reduced or compromised immune systems. Contamination of corn with acutely toxic and carcinogenic aflatoxin is a major human and livestock health risk, estimated to cost the U.S. corn industry between $52 million and $1.7 billion annually.4

The below image shows an infected crop leaf, a common sight for farmers facing these types of crop contamination issues:

Aflatoxin contamination causes market rejection of infected crops, as well as animal and human health impacts. The USDA has imposed strict guidelines for crop inspection and discovery of diseased crops caused by Aflatoxins. Both planted fields and harvested crops found to be contaminated exceeding permitted testing levels must be destroyed, at a loss to the farmer, who is often exposed to catastrophic economic losses as a result. The guidelines in the European Union are stricter than in the United States, creating a critical market need for sustainable and effective plant health solutions to combat such plant disease.5

Industry observers have noted that seed trait expression of AMPs is a promising approach to providing resistance to aflatoxin infection in corn.6 Testing of Genvor’s AMPs by the US Department of Agriculture over a period of six years, the results of which were published in May 2018 and March 2023, showed promising results in defense against aflatoxins, as seeds infused with Genvor AMPs showed a 70% reduction in aflatoxin contamination, making them promising candidates for genetic engineering the next-generation of disease-resistant crops.7

Application of Peptides in Plant Protection

Plant pathogens attack crops and lead to serious adverse impacts on their growth. Traditional chemical fungicides are effective in preventing diseases caused by plant pathogens; however, their long-term continuous use has led to plant pathogens developing resistance to those fungicides, and their residues present a risk of harm to humans and the environment. Industry observers believe that more sustainable methods to control plant diseases are urgently needed.8 Naturally occurring AMPs mediate the innate host defense and can be used as immune inducers. Given their high specificity, rapid degradation, and efficacy, AMPs are expected to be a promising first line of defense against fungi, viruses, and bacteria. Some industry observers believe that peptides will likely become mainstream tools for plant protection in the future.9

3 Id.

4 Broad-Spectrum Antimicrobial Activity of Synthetic Peptides GV185 and GV187, Rebecca R. Sweany, Jeffrey W. Cary, Jesse M. Jaynes and Kanniah Rajasekaran, March 20, 2023.

5 Id.

6 Science Direct - Advanced Agrochem: Volume 2, Issue 1, March 2023, Pages 58-78, Peptides, new tools for plant protection in eco-agriculture. Yi-Meng Zhang, De-Xing Ye, Yan Liu, Xin-Yuan Zhang, Yuan-Lin Zhou, Li Zhang, Xin-Ling Yang.

7 Broad-Spectrum Antimicrobial Activity of Synthetic Peptides GV185 and GV187, Rebecca R. Sweany, Jeffrey W. Cary, Jesse M. Jaynes and Kanniah Rajasekaran, March 20, 2023.

8 Donley N. The USA lags behind other agricultural nations in banning harmful pesticides. Environ Health Glob Access Sci Source. 2019;18(1):44.

9 Science Direct - Advanced Agrochem: Volume 2, Issue 1, March 2023, Pages 58-78, Peptides, new tools for plant protection in eco-agriculture. Yi-Meng Zhang, De-Xing Ye, Yan Liu, Xin-Yuan Zhang, Yuan-Lin Zhou, Li Zhang, Xin-Ling Yang.

The following is an illustration that shows the mode of action of Genvor’s peptides against a disease cell:

Genvor’s AMP Technology has Created Significant Economic Opportunities in a Broad Spectrum of Plant Types

The Aflatoxin problem has created significant opportunities for companies developing the technology needed to defend against Aflatoxins. AMPs, such as those developed by Genvor, are a safer alternative to fungicides. Pesticides or fungicides with a chemical composition are known to degrade the environment, are inefficient to apply, persist in crops and livestock, and are less effective as plant pathogen resistance increases. AMPs kill microorganisms directly, resistance to them is rare and should remain so given their mode of action, and AMPs can be manufactured via a non-GMO process.

Genvor’s peptides have proven effective on corn and show broad spectrum effectiveness for other crop types11 for most known bacteria and fungi within a single product solution. This broad-spectrum efficacy should be more efficient for farmers compared to the toxic fungicide alternatives, which are currently used to combat a single fungi or bacteria type. Genvor’s technology can be delivered into plants by both bioengineered seed traits, as well as through bio-fungicide (topical spray) application.11 There is no evidence of pathogens developing resistance to Genvor’s designed AMPs. At this point in time, AMPs show a likelihood of killing pathogens in berries, corn, cannabis, wheat, cotton, citrus, and peanuts.

10 Broad-Spectrum Antimicrobial Activity of Synthetic Peptides GV185 and GV187, Rebecca R. Sweany, Jeffrey W. Cary, Jesse M. Jaynes and Kanniah Rajasekaran, March 20, 2023.

11 Id.

What are Peptides Exactly?

Peptides are broadly utilized in medicine, cosmetics, healthcare products, animal nutrition and health, and plant nutrition and protection. In recent years, they’ve become active research subjects to protect plants from bacteria, viruses, pests, and weeds, as antimicrobial and immune inducers, plant growth regulators, insecticides, and herbicides. This is due to their extensive raw material sources, excellent activity, and ideal environmental compatibility.

Peptides are short-chain biomolecules of between 2 and 50 amino acids, linked by peptide bonds. Based on their sources, peptides can be categorized as natural or artificially synthesized. Most natural peptides are from animals, plants, and microorganisms. Both natural and synthetic peptides can be produced through chemical synthesis, biological fermentation, gene recombination and other methods. Peptides are ubiquitous in living organisms and modulate many physiological processes, making them a common research subject in medicine, cosmetics, and agriculture.12

How do Peptides Work Against Diseases?

Through seed traits, plant seeds are genetically coded to produce AMPs. Upon encountering a disease microbe, AMPs penetrate the cell wall of the target disease microbe, causing the contents of the disease microbe to spill out, destroying the disease cell. The same effect is foreseen in the utilization of the topical spray.

Delivery by Transgenic Seed Traits

In North America, the seed trait market is currently estimated to exceed $10 billion. The adoption of crop seeds with enhanced traits has been staggering with over 75% of U.S. corn, cotton and soybeans being produced using seeds with enhanced traits.13

The following image shows corn with Genvor’s seed traits, which is currently growing in a USDA facility for study:

12 Science Direct - Advanced Agrochem: Volume 2, Issue 1, March 2023, Pages 58-78, Peptides, new tools for plant protection in eco-agriculture. Yi-Meng Zhang, De-Xing Ye, Yan Liu, Xin-Yuan Zhang, Yuan-Lin Zhou, Li Zhang, Xin-Ling Yang.

13 https://www.fortunebusinessinsights.com/industry-reports/genetically-modified-seeds-market-100389.

Delivery by Topical Spray (Bio-fungicide)

The rising global demand for organic foods, the trend in the reduction of chemical residues, stricter import and supermarket standards, shorter pre-harvest intervals, a push for sustainability, growing food scarcity, the phase out of synthetic agricultural chemicals, along with the market’s demand for additional modes of action to manage resistance, has resulted in biologicals being one of the fastest-growing sectors in the crop protection market, increasing at twice the compound annual growth rate of the crop protection market as a whole.14 The global agricultural biologicals market was approximately $9.5 billion in 2019 and is expected to grow to approximately $19.7 billion by 2026.15 Unlike synthetic chemicals, bio-fungicides are derived from configurations of amino acids and proteins occurring in nature; therefore they do not contaminate soil, water, turf, beneficial insects, birds, fish, and non-targeted plants.16

USDA Partnership – Benefits of a CRADA

Genvor’s AMPs gained the attention of the USDA in its pursuit of solutions for plant disease in corn, the U.S.’s largest crop. Based on over 30 years of research by Genvor founder Dr. Jesse Jaynes, Genvor was awarded a Cooperative Research and Development Agreement (“CRADA”) in 2018 to develop and commercialize disease resistance and nutritional enhancement in corn seed based upon Genvor’s proven technology. A CRADA expands expertise and speeds development of many technologies that are now used by farmers or found in the grocery store through access to USDA resources such as advanced laboratories, increasing the chances that research outcomes are adopted commercially to maximize impact, driving a significantly lower overhead rate than a university’s research program, and creating a multi-disciplinary research team to increase technical breadth and depth of the lab. In addition, a CRADA provides access to the USDA regulatory team for registrations and processes.

Genvor’s Peptides are proven effective in corn seed traits.

As a result of the USDA and Genvor partnership through the CRADA, the effectiveness of Genvor’s solutions in protecting against Aflatoxins in corn seed has been established, with the probability that this technology can effectively be applied to other crop types.17 Genvor is expecting an extension of the CRADA to continue the studies of Genvor’s 4th generation of its peptides (GNV-185 and GNV-187) towards commercialization. The Company now has the technology to move its superior AMPs from the research lab and greenhouse to the field, with the goal of commercially producing Genvor’s AMPs at a desirable price point for cost-effective and broad-based agricultural use.

What is a USDA CRADA Worth to Genvor?

In the United States, it often takes eight years and $136 million to develop and bring a new seed trait through regulatory to the marketplace.18 The value of a CRADA, utilizing the USDA’s existing labs, know-how, research, fields, greenhouses, and oversight to develop a Seed Trait for corn is significant as it allows Genvor to bring seed traits to market with substantially less capital investment. For its CRADA in corn, Genvor’s contribution was under $700,000, primarily for a dedicated scientist to work onsite at the USDA facility over the years. Genvor is expecting to continue R&D of its anti-microbial and nutritional enhancement peptides (“NEPs”) for poultry and swine feed through additional CRADAs with the USDA. In addition, Genvor is planning to apply for a CRADA for Aflatoxins in peanuts. The USDA partnership is based upon the confidence and proof of concept found in Genvor’s solutions.

Below is a chart showing the average surveyed development costs of bring a new plant trait to market in the United States:

Business Strategy: Licensing First and Leveraging R&D with Third Parties

Genvor’s business model is to remain capital-light, focused on leveraging its third-party research and development through its initial CRADA with the USDA, and any subsequent CRADAs that may be granted, while also adopting a licensing approach to reduce “cash burn” or the need for significant manufacturing and marketing overhead. Genvor is highly scalable and capital efficient with minimal overhead relative to peers, allowing the Company to focus on core research and development competency. Genvor does not expect revenue until the end of 2025, through the licensing and distribution of either or both the topical spray and seed trait, utilizing licensing and royalty opportunities.

14 https://www.researchandmarkets.com/reports/5317983/agricultural-biologicals-market-forecasts-from.

15 Id.

16 Id.

17 Broad-Spectrum Antimicrobial Activity of Synthetic Peptides GV185 and GV187, Rebecca R. Sweany, Jeffrey W. Cary, Jesse M. Jaynes and Kanniah Rajasekaran, March 20, 2023.

18 https://geneticliteracyproject.org/gmo-faq/what-does-it-take-to-bring-a-new-gm-product-to-market/.

Citrus Licensing with Royalty

Genvor has established an initial licensing and royalty agreement with Southern Gardens Citrus, a division of U.S. Sugar, operating 6,600 acres of orange groves in Florida, utilizing Genvor’s AGM-176 and AGM-179 peptides, proving the effectiveness of these peptides on the crippling problems of canker on citrus crops. While 5+ years of studies showed the effectiveness of Genvor’s AGM-176 and AGM-179, Southern Gardens has not yet taken the usage of these solutions through regulatory approval for commercialization, which should generate royalty revenue to Genvor following receipt of such approval.

Discussions with Additional Third-Party Crop Growers

Genvor is in discussions with other major growers of other crop types regarding the potential funding of Genvor’s costs of research and development through to seed traits, topical spray, or both – all as a solution to fight toxins, bacteria or fungi that damage various spectrums of crop types. A licensing and royalty agreement with those growers are likely outcomes of any R&D funding agreement.

Financing Needs

Genvor is currently exploring financing options to generate the cash needed to pay for overhead, marketing, and production of peptides to be used in R&D, contributions to the CRADA and regulatory costs to take existing technology through the process. Additional financing may be required in the event self-funded R&D is needed. There are no plans currently to create Genvor’s own labs, greenhouses or fields or its research with the availability of utilizing existing labs, scientific and regulatory professionals – chiefly through its CRADA with the USDA.

Competition

Below are some of Genvor’s agriscience competitors.

Invaio Sciences - Peptide maSAMP (https://www.invaio.com/) is used to control citrus Huanglongbing, a destructive disease.

Plant Health Care - PREtec technology (https://www.planthealthcare.com/), from the American Plant Health Care (PHC) company, was patented in the United States in 2019. Its unique immune-inducing peptides and its mixtures with other products have been recognized for strengthening plant resistance to disease and stress, as well as promoting plant growth. All PREtec peptides are variants of natural proteins and break down rapidly in the environment, leaving no harmful residues on the crop or in the environment. In 2021, PHC launched PHC279 with PREtec technology in Brazil and sold it under the name of Saori™. This product is used as a seed treatment to prevent Asian soybean rust.

PHYTOTECH LABS FLG22 (https://phytotechlab.com/), from Phytotech, induces the natural immune response. Its sequence was derived from the highly conserved N-terminal region of Pseudomonas aeruginosa flagellin. FLG22 and its derivatives induce defense responses in Lycopersicon esculentum and Arabidopsis thaliana and have elicitor activity. Many immune induction peptides are in development.

CEV, SA (CEV) (https://cev.com.pt/ established in 2006 with the objective of developing a new patented protein-based bio-fungicide. The active ingredient is a polypeptide, named BLAD, which is extracted from the germinated seeds of lupines. BLAD’s multi-site targets cell walls, cell membrane and cell metabolism.

Syngenta Global https://www.syngenta.com/en Syngenta is a world market leader in crop protection products, developing and producing herbicides, insecticides, fungicides and seed treatment products for farmers and growers.

Hello Nature - https://www.hello-nature.com/us/ offers a range of biotechnological and certified solutions for modern and sustainable agriculture including natural bio-stimulants of vegetal origin, beneficial microbials and organic fertilizers.

Sym Agro - https://sym-agro.com/ serves horticultural and agricultural specialty markets with an assortment of fertilizers, fungicides, biologics, and pesticides. ProBlad® Verde fungicide is available in the US for use on a variety of crops, including stone fruit, cane berries, strawberries, pome fruits, grapes, almonds, leafy greens, herbs, and tomatoes.

Innatrix – Products under development in their pipeline: InnaLB™ (Potato Late Blight) - Peptide product to stop late blight infection, by interfering with critical late blight effectors, InnaNema™ (Soybean Cyst Nematode) Seed treatment product to stop nematode infection and reproduction process on soybean roots, by RNAi technology, and nnaHLB™ (Citrus Greening) Peptide product to stop citrus greening infection by interfering with critical citrus greening effector.

Genvor History

The Company’s subsidiary, Genvor Inc. was incorporated under the laws of the State of Delaware on April 4, 2019, as “Nexion Biosciences Inc.,” and on January 22, 2020, its name was changed to “Genvor Inc.” Genvor Inc. develops plant-based defense technology, which improves upon a plant’s natural defenses. Genvor’s mission is to help farmers and growers world-wide to increase their yield to potentially overcome catastrophic losses resulting from plant disease, toxins, bacteria, and fungi that destroy their crops.

During May 2019, Genvor Inc. acquired Nexion Biosciences LLC (“NBLLC”) from a founder for nominal consideration. NBLLC was formed in the State of Delaware on December 28, 2018.

Genvor’s technology was developed by two university scientists, Dr. Clayton Yates, and Dr. Jesse Jaynes, who shared a mission to develop crop protection technology designed to defend against deadly crop diseases affecting both animals and humans alike. Genvor’s technology is currently being advanced by the USDA in corn seed varieties and Southern Gardens, a subsidiary of U.S. Sugar, in citrus trees.

Dr. Jaynes and Dr. Yates have, over decades, focused on perfecting techniques for synthesizing and modifying antimicrobial peptides (AMPs).19

Genvor’s headquarters is located at 201 S. Elliott Road, Suite 538, Chapel Hill, North Carolina 27514.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission voluntarily to disclose material information regarding the Company to the public. We may also file additional documents with the Commission if they become necessary in the course of our company’s operations.

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

19 See, e.g., Rajasekaran, K. Jaynes, J.M. and Cary, J.W. (2009) Transgenic Expression of Lytic Peptides in Food and Feed Crops to Control Phytopathogens and pre-harvest Mycotoxin Contamination. In: Mycotoxin Prevention and Control in Agriculture, Chapter 9, pp 119-142. American Chemical Society Symposium Vol. 1031.

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

Employees

As of September 30, 2023, we had no full-time employees.

Property

The Company does not own or rent property. The Company’s office space is provided by an officer at no charge.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

We do not own any real estate or other properties.

Item 3. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. Except as set forth below, as of the date of this Annual Report, no director, officer, or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

On September 28, 2023, the Company entered into a Settlement Agreement with Bradley White, the Company’s former CEO and director of the Company, who was terminated on June 20, 2023, to settle threatened claims by each of White and the Company against the other. Pursuant to the Settlement Agreement, (i) the Company and Mr. White waived claims against the other, (ii) Mr. White was to receive settlement payments of $300,000, payable in tranches of $50,000, beginning on September 28, 2023, or within seven days, and each subsequent payment on the monthly anniversary of the Settlement Agreement execution, and (iii) Mr. White agreed to return to the Company for cancellation shares of stock controlled by him, including 3 shares of Series A Preferred Stock and 502,512 shares of Series B Preferred Stock. Mr. White has returned those shares of preferred stock to the Company for cancellation, and $150,000 in payments have been made to Mr. White as of the date hereof.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is no “established trading market” for shares of the Company’s common stock. As of the date hereof, the Company’s common stock was quoted on the OTC Link LLC alternative trading system operated by OTC Markets Group, Inc. under the symbol “GNVR.” No assurance can be given that any “established trading market” for the Company’s common stock will develop or be maintained.

Our stock was first quoted on the OTC Link LLC beginning in the fourth fiscal quarter for the year ended September 30, 2023, but did not commence trading until approximately December 1, 2023. The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended September 30, 2023, and 2022, is shown below, as quoted by www.otcmarkets.com. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High	Low
December 31, 2021	-	-
March 31, 2022	-	-
June 30, 2022	-	-
September 30, 2022	-	-
December 31, 2022	-	-
March 31, 2023	-	-
June 30, 2023	-	-
September 30, 2023	4.00	4.00

The future sale of the Company’s presently outstanding “unregistered” and “restricted” common stock by present members of management and persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on any “established trading market” that may develop in the shares of the Company’s common stock.

Holders

As of November 7, 2023, the Company had approximately 167 shareholders of record of common stock, including shares held in “street name” by banks, brokerage clearing houses, depositories or otherwise in unregistered form.

Transfer Agent

The Company’s transfer agent is Securities Transfer Corporation, Securities Transfer Corporation, 2901 N. Dallas Parkway, Suite 380, Plano, Texas, 75093, Telephone: (469) 633-0088.

Dividend Distributions

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities authorized for issuance under equity compensation plans.

The Company does not have a stock option plan.

Penny Stock

Our common stock is considered “penny stock” under the rules of the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

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

Related Stockholder Matters

Unregistered Sales of Equity Securities

On July 1, 2023, the Company issued 29,665 shares of common stock related to the conversion of a note payable and accrued interest for $14,833.

On July 12, 2023, the Company issued 20,000 shares of common stock to an investor for $10,000.

On July 13, 2023, the Company issued 20,000 shares of common stock to an investor for $10,000.

On July 14, 2023, the Company issued 50,000 shares of common stock to an investor for $25,000.

On July 17, 2023, the Company issued 25,000 shares of common stock to an investor for $10,000.

On July 17, 2023, the Company issued 50,000 shares of common stock to an investor for $25,000.

On August 25, 2023, the Company issued 50,000 shares of common stock to an investor for $25,000.

On September 16, 2023, the Company issued 75,000 shares of common stock to an investor for $25,000.

On September 19, 2023, the Company issued 20,000 shares of common stock to an investor for $20,000.

During the year ended September 30, 2023, the Company issued 2,362,900 warrants for common stock of the Company. The issuances were for the following:

●	Services by a third-party consultant – On September 29, 2023, 162,900 warrants for common stock with an exercise price of $0.001, valued at $142,900

●	Services by related party, Judith S. Miller, the Company’s Interim CEO and CFO – On September 29, 2023, 600,000 warrants for common with an exercise price of $0.001, valued at $600,000

●	Settlement of debt with a third party – On September 29, 2023, 200,000 warrants for common stock with an exercise price of $0.001, valued at $200,000

●	Conversion of notes payable and accrued interest to a third party – On September 29, 2023, 1,400,000 warrants for common stock with an exercise price of $0.001, valued at $359,414

On November 1, 2023, the Company issued 20,000 shares of common stock to an investor for $20,000.

On November 1, 2023, the Company issued 50,000 shares of common stock to an investor for $50,000.

On November 1, 2023, the Company issued 20,000 shares of common stock to an investor for $20,000.

On November 1, 2023, the Company issued 20,000 shares of common stock to an investor for $20,000.

On November 8, 2023, the Company issued 20,000 shares of common stock to an investor for $20,000.

On November 8, 2023, the Company issued 25,000 shares of common stock to an investor for $25,000.

On November 8, 2023, the Company issued 20,000 shares of common stock to an investor for $20,000.

On November 8, 2023, the Company issued 20,000 shares of common stock to an investor for $20,000.

On November 10, 2023, the Company issued 25,600 shares of common stock to an investor for $25,600.

On November 13, 2023, the Company issued 20,000 shares of common stock for $20,000.

On November 21, 2023, the Company issued 250,000 warrants for common stock to Good Works Funding (which is controlled by our Interim CEO and CFO, Judith S. Miller) for a milestone on their consulting agreement.

On December 8, 2023, the Company issued 50,000 shares of common stock to an investor for $50,000.

On December 11, 2023, the Company issued 10,000 shares of common stock to an investor for $10,000.

On December 13, 2023, the Company issued 100,000 shares of common stock for $100,000.

On December 14, 2023, the Company issued 50,000 shares of common stock to an investor for $50,000.

On December 20, 2023, the Company issued 53,000 shares of common stock tfo an investor for $53,000.

On December 26, 2023, the Company issued 50,000 shares of common stock for $50,000.

On January 8, 2024, the Company issued 8,000 shares of common stock for $8,000.

The forgoing securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation, and the transactions did not involve a public offering.

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

As a result of the Acquisition, the Company’s business plan is that Genvor will be continuing its research and development addressing plant-based defense technology ich then can be commercialized to help farmers and growers globally to overcome potentially catastrophic losses resulting from plant disease, toxins, bacteria, and fungi that destroy their crops. These solutions can result in greater crop yields and economic savings, which can assist in overcoming world-wide food scarcity.

The Company’s technology was developed by two university scientists, Dr. Clayton Yates, and Dr. Jesse Jaynes, who shared a mission to develop crop protection technology designed to defend against crop diseases affecting both animals and humans alike. The Company’s technology is currently being advanced by the USDA in corn seed varieties and with U.S. Sugar in citrus trees.

The Company’s headquarters is located at 201 S. Elliott Road, Suite 538, Chapel Hill, NC. 27514.

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

Genvor’s headquarters is located at 201 S. Elliott Road, Suite 538, Chapel Hill, North Carolina 27514.

Genvor’s Operations

Overview

Genvor’s technology was developed by two university scientists, Dr. Clayton Yates, and Dr. Jesse Jaynes, who share a common mission to develop crop protection technology to defend against deadly crop diseases, which ultimately impact both animals and humans alike. Genvor’s technology is currently being advanced by the USDA in corn seed varieties.

Dr. Jaynes has, over decades, perfected techniques for synthesizing and modifying anti-microbial peptides (“AMPs”).1

Genvor is a research and development (“R&D”) company, advancing the next generation of sustainable plant health solutions, which are designed to fight debilitating and deadly plant diseases, such as bacteria and fungi, in a broad spectrum of crop types through its proprietary library of patented anti-microbial peptides, or AMPs. These AMPs can be applied to plants in the form of non-chemical seed traits (“Transgenic” seed traits) – which imbue seeds with the desired traits, allowing plants to naturally produce Genvor’s AMPs – as well as a topical spray (“Bio-pesticide”) application. The AMPs are intended to help farmers worldwide achieve healthier and more productive crops, boosting yields and overcoming potentially catastrophic losses.

1 See, e.g., Rajasekaran, K. Jaynes, J.M. and Cary, J.W. (2009) Transgenic Expression of Lytic Peptides in Food and Feed Crops to Control Phytopathogens and pre-harvest Mycotoxin Contamination. In: Mycotoxin Prevention and Control in Agriculture, Chapter 9, pp 119-142. American Chemical Society Symposium Vol. 1031.

With critical global crop losses directly caused by plant disease exceeding $220 billion annually,2 solutions utilizing peptide technology are actively being evaluated worldwide. Genvor’s proprietary library of patented peptides, utilizing only naturally occurring substances, has been proven to enhance a plant’s ability to defend itself. In addition to crop disease defense, Genvor has created nutritional enhancement peptides (“NEPs”) which increase protein output by 5-10x in poultry and swine feed, such as corn or sweet potato, intended to deliver higher economic yields for farmers. Genvor’s approach does not use any harsh chemicals, which upon adoption should lead to reduced greenhouse gas emissions while conserving topsoil as compared to traditional petrochemical-based solutions. These technologies should translate into substantial savings for potential customers, while concurrently providing a more sustainable solution for organic or environmentally conscious growers.

Below is a summary of Genvor’s peptide development process.

2 https://www.fao.org/news/story/en/item/1402920/icode/.

Commercialization of seed traits for corn, soy and cotton is among the Company’s immediate goals, while simultaneously developing an effective topical spray, and continued research into the nutritional enhancement of feed for swine and poultry. Genvor protects its comprehensive library of 24 proprietary peptides with two issued United States patents, and a third patent pending covering an additional 16 peptides. The following chart describes Genvor’s peptide development pipeline, showing the relative stages of different peptides and crop applications:

Addressing a $220 Billion Global Economic and Health Risk with Proven Solutions

Food production must double by 2050 to meet the food demand of the global population’s expected growth to 9.6 billion people. Annual crop losses due to plant pathogens and viruses are now estimated to exceed $220 billion globally.3 Alarming to the United States Food and Drug Administration (“FDA”) is the fungi “Aspergillus Flavus,” which produces Aflatoxins, a toxic carcinogenic compound known to cause liver cancer in humans and animals. Humans infected with Aspergillus Flavus often have reduced or compromised immune systems. Contamination of corn with acutely toxic and carcinogenic aflatoxin is a major human and livestock health risk, estimated to cost the U.S. corn industry between $52 million and $1.7 billion annually.4

The below image shows an infected crop leaf, a common sight for farmers facing these types of crop contamination issues:

3 Id.

4 Broad-Spectrum Antimicrobial Activity of Synthetic Peptides GV185 and GV187, Rebecca R. Sweany, Jeffrey W. Cary, Jesse M. Jaynes and Kanniah Rajasekaran, March 20, 2023.

Aflatoxin contamination causes market rejection of infected crops, as well as animal and human health impacts. The USDA has imposed strict guidelines for crop inspection and discovery of diseased crops caused by Aflatoxins. Both planted fields and harvested crops found to be contaminated exceeding permitted testing levels must be destroyed, at a loss to the farmer, who is often exposed to catastrophic economic losses as a result. The guidelines in the European Union are stricter than in the United States, creating a critical market need for sustainable and effective plant health solutions to combat such plant disease.5

Industry observers have noted that seed trait expression of AMPs is a promising approach to providing resistance to aflatoxin infection in corn.6 Testing of Genvor’s AMPs by the US Department of Agriculture over a period of six years, the results of which were published in May 2018 and March 2023, showed promising results in defense against aflatoxins, as seeds infused with Genvor AMPs showed a 70% reduction in aflatoxin contamination, making them promising candidates for genetic engineering the next-generation of disease-resistant crops.7

Application of Peptides in Plant Protection

Plant pathogens attack crops and lead to serious adverse impacts on their growth. Traditional chemical fungicides are effective in preventing diseases caused by plant pathogens; however, their long-term continuous use has led to plant pathogens developing resistance to those fungicides, and their residues present a risk of harm to humans and the environment. Industry observers believe that more sustainable methods to control plant diseases are urgently needed.8 Naturally occurring AMPs mediate the innate host defense and can be used as immune inducers. Given their high specificity, rapid degradation, and efficacy, AMPs are expected to be a promising first line of defense against fungi, viruses, and bacteria. Some industry observers believe that peptides will likely become mainstream tools for plant protection in the future.9

5 Id.

6 Science Direct – Advanced Agrochem: Volume 2, Issue 1, March 2023, Pages 58-78, Peptides, new tools for plant protection in eco-agriculture. Yi-Meng Zhang, De-Xing Ye, Yan Liu, Xin-Yuan Zhang, Yuan-Lin Zhou, Li Zhang, Xin-Ling Yang.

7 Broad-Spectrum Antimicrobial Activity of Synthetic Peptides GV185 and GV187, Rebecca R. Sweany, Jeffrey W. Cary, Jesse M. Jaynes and Kanniah Rajasekaran, March 20, 2023.

8 Donley N. The USA lags behind other agricultural nations in banning harmful pesticides. Environ Health Glob Access Sci Source. 2019;18(1):44.

9 Science Direct – Advanced Agrochem: Volume 2, Issue 1, March 2023, Pages 58-78, Peptides, new tools for plant protection in eco-agriculture. Yi-Meng Zhang, De-Xing Ye, Yan Liu, Xin-Yuan Zhang, Yuan-Lin Zhou, Li Zhang, Xin-Ling Yang.

The following is an illustration that shows the mode of action of Genvor’s peptides against a disease cell:

Genvor’s AMP Technology has Created Significant Economic Opportunities in a Broad Spectrum of Plant Types

The Aflatoxin problem has created significant opportunities for companies developing the technology needed to defend against Aflatoxins. AMPs, such as those developed by Genvor, are a safer alternative to fungicides. Pesticides or fungicides with a chemical composition are known to degrade the environment, are inefficient to apply, persist in crops and livestock, and are less effective as plant pathogen resistance increases. AMPs kill microorganisms directly, resistance to them is rare and should remain so given their mode of action, and AMPs can be manufactured via a non-GMO process.

Genvor’s peptides have proven effective on corn and show broad spectrum effectiveness for other crop types10 for most known bacteria and fungi within a single product solution. This broad-spectrum efficacy should be more efficient for farmers compared to the toxic fungicide alternatives, which are currently used to combat a single fungi or bacteria type. Genvor’s technology can be delivered into plants by both bioengineered seed traits, as well as through bio-fungicide (topical spray) application.11 There is no evidence of pathogens developing resistance to a Genvor’s designed AMPs. At this point in time, AMPs show a likelihood of killing pathogens in berries, corn, cannabis, wheat, cotton, citrus, and peanuts.

What are Peptides Exactly?

Peptides are broadly utilized in medicine, cosmetics, healthcare products, animal nutrition and health, and plant nutrition and protection. In recent years, they’ve become active research subjects to protect plants from bacteria, viruses, pests, and weeds, as antimicrobial and immune inducers, plant growth regulators, insecticides, and herbicides. This is due to their extensive raw material sources, excellent activity, and ideal environmental compatibility.

Peptides are short-chain biomolecules of between 2 and 50 amino acids, linked by peptide bonds. Based on their sources, peptides can be categorized as natural or artificially synthesized. Most natural peptides are from animals, plants, and microorganisms. Both natural and synthetic peptides can be produced through chemical synthesis, biological fermentation, gene recombination and other methods. Peptides are ubiquitous in living organisms and modulate many physiological processes, making them a common research subject in medicine, cosmetics, and agriculture.12

10 Broad-Spectrum Antimicrobial Activity of Synthetic Peptides GV185 and GV187, Rebecca R. Sweany, Jeffrey W. Cary, Jesse M. Jaynes and Kanniah Rajasekaran, March 20, 2023.

11 Id.

12 Science Direct – Advanced Agrochem: Volume 2, Issue 1, March 2023, Pages 58-78, Peptides, new tools for plant protection in eco-agriculture. Yi-Meng Zhang, De-Xing Ye, Yan Liu, Xin-Yuan Zhang, Yuan-Lin Zhou, Li Zhang, Xin-Ling Yang.

How do Peptides Work Against Diseases?

Through seed traits, plant seeds are genetically coded to produce AMPs. Upon encountering a disease microbe, AMPs penetrate the cell wall of the target disease microbe, causing the contents of the disease microbe to spill out, destroying the disease cell. The same effect is foreseen in the utilization of the topical spray.

Delivery by Transgenic Seed Traits

In North America, the seed trait market is currently estimated to exceed $10 billion. The adoption of crop seeds with enhanced traits has been staggering with over 75% of U.S. corn, cotton and soybeans being produced using seeds with enhanced traits.13

The following image shows corn with Genvor’s seed traits, which is currently growing in a USDA facility for study:

Corn with Genvor Seed Traits Growing in USDA Facility for Study

Delivery by Topical Spray (Bio-fungicide)

The rising global demand for organic foods, the trend in the reduction of chemical residues, stricter import and supermarket standards, shorter pre-harvest intervals, a push for sustainability, growing food scarcity, the phase out of synthetic agricultural chemicals, along with the market’s demand for additional modes of action to manage resistance, has resulted in biologicals being one of the fastest-growing sectors in the crop protection market, increasing at twice the compound annual growth rate of the crop protection market as a whole.14 The global agricultural biologicals market was approximately $9.5 billion in 2019 and is expected to grow to approximately $19.7 billion by 2026.15 Unlike synthetic chemicals, bio-fungicides are derived from configurations of amino acids and proteins occurring in nature; therefore they do not contaminate soil, water, turf, beneficial insects, birds, fish, and non-targeted plants. 16

13 https://www.fortunebusinessinsights.com/industry-reports/genetically-modified-seeds-market-100389.

14 https://www.researchandmarkets.com/reports/5317983/agricultural-biologicals-market-forecasts-from.

15 Id.

16 Id.

USDA Partnership – Benefits of a CRADA

Genvor’s AMPs gained the attention of the USDA in its pursuit of solutions for plant disease in corn, the U.S.’s largest crop. Based on over 30 years of research by Genvor founder Dr. Jesse Jaynes, Genvor was awarded a Cooperative Research and Development Agreement (“CRADA”) in 2018 to develop and commercialize disease resistance and nutritional enhancement in corn seed based upon Genvor’s proven technology. A CRADA expands expertise and speeds development of many technologies that are now used by farmers or found in the grocery store through access to USDA resources such as advanced laboratories, increasing the chances that research outcomes are adopted commercially to maximize impact, driving a significantly lower overhead rate than a university’s research program, and creating a multi-disciplinary research team to increase technical breadth and depth of the lab. In addition, a CRADA provides access to the USDA regulatory team for registrations and processes.

Genvor’s Peptides are proven effective in corn seed traits.

As a result of the USDA and Genvor partnership through the CRADA, the effectiveness of Genvor’s solutions in protecting against Aflatoxins in corn seed has been established, with the probability that this technology can effectively be applied to other crop types.17 Genvor is expecting an extension of the CRADA to continue the studies of Genvor’s 4th generation of its peptides (GNV-185 and GNV-187) towards commercialization. The Company now has the technology to move its superior AMPs from the research lab and greenhouse to the field, with the goal of commercially producing Genvor’s AMPs at a desirable price point for cost-effective and broad-based agricultural use.

What is a USDA CRADA Worth to Genvor?

In the United State, it often takes eight years and $136 million to develop and bring a new seed trait through regulatory to the marketplace.18 The value of a CRADA, utilizing the USDA’s existing labs, know-how, research, fields, greenhouses, and oversight to develop a Seed Trait for corn, is significant as it allows Genvor to bring seed traits to market with substantially less capital investment. For its CRADA in corn, Genvor’s contribution was under $700,000, primarily for a dedicated scientist to work onsite at the USDA facility over the years. Genvor is expecting to continue R&D of its anti-microbial and nutritional enhancement peptides (“NEPs”) for poultry and swine feed through additional CRADAs with the USDA. In addition, Genvor is planning to apply for a CRADA for Aflatoxins in peanuts. The USDA partnership is based upon the confidence and proof of concept found in Genvor’s solutions.

Below is a chart showing the average surveyed development costs of bringing a new plant trait to market in the United States:

Business Strategy: Licensing First and Leveraging R&D with Third Parties

Genvor’s business model is to remain capital-light, focused on leveraging its third-party research and development through its initial CRADA with the USDA, and any subsequent CRADAs that may be granted, while also adopting a licensing approach to reduce “cash burn” or the need for significant manufacturing and marketing overhead. Genvor is highly scalable and capital efficient with minimal overhead relative to peers, allowing the Company to focus on core research and development competency. Genvor does not expect revenue until the end of 2025, through the licensing and distribution of either or both the topical spray and seed trait, utilizing licensing and royalty opportunities.

Citrus Licensing with Royalty

Genvor has established an initial licensing and royalty agreement with Southern Gardens Citrus, a division of U.S. Sugar, operating 6,600 acres of orange groves in Florida, utilizing Genvor’s AGM-176 and AGM-179 peptides, proving the effectiveness of these peptides on the crippling problems of canker on citrus crops. While 5+ years of studies showed the effectiveness of Genvor’s AGM-176 and AGM-179, Southern Gardens has not yet taken the usage of these solutions through regulatory approval for commercialization, which should generate royalty revenue to Genvor following receipt of such approval.

17 Broad-Spectrum Antimicrobial Activity of Synthetic Peptides GV185 and GV187, Rebecca R. Sweany, Jeffrey W. Cary, Jesse M. Jaynes and Kanniah Rajasekaran, March 20, 2023.

18 https://geneticliteracyproject.org/gmo-faq/what-does-it-take-to-bring-a-new-gm-product-to-market/.

Discussions with Additional Third-Party Crop Growers

Genvor is in discussions with other major growers of other crop types regarding the potential funding of Genvor’s costs of research and development through to seed traits, topical spray, or both – all as a solution to fight toxins, bacteria or fungi that damage various spectrums of crop types. A licensing and royalty agreement with those growers are likely outcomes of any R&D funding agreement.

Financing Needs

Genvor is currently exploring financing options to generate the cash needed to pay for overhead, marketing, and production of peptides to be used in R&D, contributions to the CRADA and regulatory costs to take existing technology through the process. Additional financing may be required in the event self-funded R&D is needed. There are no plans currently to create Genvor’s own labs, greenhouses or fields or its research with the availability of utilizing existing labs, scientific and regulatory professionals – chiefly through its CRADA with the USDA.

Competition

Below are some of Genvor’s agriscience competitors.

Invaio Sciences - Peptide maSAMP (https://www.invaio.com/) is used to control citrus Huanglongbing, a destructive disease.

Plant Health Care - PREtec technology (https://www.planthealthcare.com/), from the American Plant Health Care (PHC) company, was patented in the United States in 2019. Its unique immune-inducing peptides and its mixtures with other products have been recognized for strengthening plant resistance to disease and stress, as well as promoting plant growth. All PREtec peptides are variants of natural proteins and break down rapidly in the environment, leaving no harmful residues on the crop or in the environment. In 2021, PHC launched PHC279 with PREtec technology in Brazil and sold it under the name of Saori™. This product is used as a seed treatment to prevent Asian soybean rust.

PHYTOTECH LABS FLG22 (https://phytotechlab.com/), from Phytotech, induces the natural immune response. Its sequence was derived from the highly conserved N-terminal region of Pseudomonas aeruginosa flagellin. FLG22 and its derivatives induce defense responses in Lycopersicon esculentum and Arabidopsis thaliana and have elicitor activity. Many immune induction peptides are in development.

CEV, SA (CEV) (https://cev.com.pt/ established in 2006 with the objective of developing a new patented protein-based bio-fungicide. The active ingredient is a polypeptide, named BLAD, which is extracted from the germinated seeds of lupines. BLAD’s multi-site targets cell walls, cell membrane and cell metabolism.

Syngenta Global https://www.syngenta.com/en Syngenta is a world market leader in crop protection products, developing and producing herbicides, insecticides, fungicides and seed treatment products for farmers and growers.

Hello Nature - https://www.hello-nature.com/us/ offers a range of biotechnological and certified solutions for modern and sustainable agriculture including natural bio-stimulants of vegetal origin, beneficial microbials and organic fertilizers.

Sym Agro - https://sym-agro.com/ serves horticultural and agricultural specialty markets with an assortment of fertilizers, fungicides, biologics, and pesticides. ProBlad® Verde fungicide is available in the US for use on a variety of crops, including stone fruit, cane berries, strawberries, pome fruits, grapes, almonds, leafy greens, herbs, and tomatoes.

Innatrix – Products under development in their pipeline: InnaLB™ (Potato Late Blight) - Peptide product to stop late blight infection, by interfering with critical late blight effectors, InnaNema™ (Soybean Cyst Nematode) Seed treatment product to stop nematode infection and reproduction process on soybean roots, by RNAi technology, and nnaHLB™ (Citrus Greening) Peptide product to stop citrus greening infection by interfering with critical citrus greening effector.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED SEPTEMBER 30, 2023, TO THE NINE MONTHS ENDED SEPTEMBER 30, 2022

Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2023, and the nine months ended September 30, 2022, and related management discussion herein.

Our consolidated financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2023, the Company had an accumulated deficit of $17,719,307, incurred a net loss of $1,707,481 for the year ended September 30, 2023, requires capital for contemplated operational activities to take place. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue such business plans and sustain operations until such time as the Company can merge with or be acquired by another entity. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

Our operating results for the year ended September 30, 2023, and the nine months ended September 30, 2022, and the changes between those periods for the respective items, are summarized as follows:

	Year Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating loss	$(1,438,686)	$(4,063,881)
Total other income (expense)	(268,795)	(176,228)
Net loss	$(1,707,481)	$(4,240,109)

Revenues

We did not earn any revenues during the years ended September 30, 2023, or 2022.

Operating Loss

Our loss from operations decreased to $1,438,686 during the year ended September 30, 2023, from an operating loss of $4,063,881 in the nine months ended September 30, 2022. The following table presents operating expenses for the year ended September 30, 2023, and the nine months ended September 30, 2022:

	Year Ended September 30, 2023	Nine Months Ended September 30, 2022
Professional fees	$377,329	$233,153
Payroll related expenses	171,856	284,746
Research and development	-	-
Stock-based compensation	977,235	3,512,500
Depreciation expense	1,832	1,374
General and administrative expenses	(89,566)	32,108
Total Operating Expenses	$1,438,686	$4,063,881

We realized an increase in professional fees during the year ended September 30, 2023, as compared to the nine months ended September 30, 2022 primarily as a result of increased accounting, audit, and legal expenses incurred during 2023. Stock-based compensation expenses decreased during the year ended September 30, 2023, as compared to the nine months ended September 30, 2022 primarily as a result of the issuance of shares of common stock.

Net Loss

The Company incurred a net loss of $1,707,481 during the year ended September 30, 2023, as compared to a net loss of $4,240,109 during the nine months ended September 30, 2022, because of the increased operating expenses during 2022 described above.

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

Working Capital

The following table presents our working capital position as of September 30, 2023, and 2022:

	September 30, 2023	September 30, 2022
Cash	$44,354	$296,386
Current Assets	66,329	298,386
Current Liabilities	1,787,059	1,621,174
Working Capital (Deficiency)	$(1,720,730)	$(1,569,268)

The increase in working capital deficiency as of September 30, 2023 as compared to September 30, 2022, was primarily due to the USDA CRADA liability decreasing from $246,400 as of September 30, 2022, to $0 as of September 30, 2023, increases in accounts payable and accrued expenses from $270,178 as of September 30, 2022 to $388,809 as of September 30, 2023, partially offset by the decrease in current assets as of September 30, 2023, as compared to September 30, 2022.

Cash Flow

We fund our operations with cash received from issuances of promissory notes and equity as described below.

Cash Flows from Operating Activities

We did not generate cash flows from operating activities for the year ended September 30, 2023, or for the nine months ended September 30, 2022. For the year ended September 30, 2023, and the nine months ended September 30, 2022, net cash used in operating activities were $871,734 and $553,236, respectively.

Cash Flows from Investing Activities

For the year ended September 30, 2023, and the nine months ended September 30, 2022, no cash flows were provided by or used in investing activities.

Cash Flows from Financing Activities

For the year ended September 30, 2023, and the nine months ended September 30, 2022, $619,702 and $465,000, respectively, in net cash was provided by financing activities. For the year ended September 30, 2023, and the nine months ended September 30, 2022, $265,000 and $300,000, respectively, in cash was provided by notes payable, and $354,702 and $165,000, respectively, in net cash was provided by sales of common stock.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 8. Financial Statements and Supplementary Data

Genvor Incorporated

Your Vision Our Focus

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Genvor Incorporated

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Genvor Incorporated as of September 30, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended September 30, 2023 and the nine months ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Genvor Incorporated as of September 30, 2023 and 2022, and the consolidated results of its operations and its cash flows for the year ended September 30, 2023 and the nine months ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Genvor Incorporated in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Genvor Incorporated is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

We have served as Genvor Incorporated’s auditor since 2020.

Dallas, Texas

December 22, 2023

Genvor Incorporated

Consolidated Balance Sheets

September 30,

	2023	2022
ASSETS
Current assets:
Cash	$44,354	$296,386
Prepaid expenses	21,975	-
Other current assets	-	2,000
Total current assets	66,329	298,386

Fixed assets, net	15,734	17,565

Total assets	$82,063	$315,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Convertible notes payable	$1,319,500	$1,052,000
Accounts payable and accrued expenses	388,809	270,178
Due to related party	30,000	3,846
SBA loan	48,750	48,750
USDA CRADA liability	-	246,400
Total current liabilities	1,787,059	1,621,174
Non-current liabilities:
Convertible notes payable, net of discounts	-	89,221
Total non-current liabilities	-	89,221
Total liabilities	1,787,059	1,710,395

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized
Preferred stock - series A, 10 shares authorized, 6 and 9 shares issued and outstanding as of September 30, 2023, and 2022, respectively	-	-
Preferred stock - series B, 2,500,000 shares authorized, 2,060,536 and 0 shares issued as of September 30, 2023, and 2022, respectively, 1,558,024 and 0 outstanding as of September 30, 2023, and 2022, respectively	2,061	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 19,061,936 and 38,678,155 shares issued, issuable and outstanding as of September 30, 2023, and 2022, respectively	19,062	38,678
Treasury stock, 502,512 and 0 shares of series B preferred stock at September 30, 2023, and 2022, respectively	(300,000)	-
Additional paid-in capital	16,293,188	14,608,815
Accumulated deficit	(17,719,307)	(16,041,937)
Total stockholders’ deficit	(1,704,996)	(1,394,444)

Total liabilities and stockholders’ deficit	$82,063	$315,951

The accompanying notes are an integral part of these consolidated financial statements.

Genvor Incorporated

Consolidated Statements of Operations

		For the
	For the	Nine Months
	Year Ended	Ended
	September 30,	September 30,
	2023	2022

Revenue	$-	$-

Operating expenses
Professional fees	377,329	233,153
Payroll related expenses	171,856	284,746
Research and development	-	-
Stock-based compensation	977,235	3,512,500
Depreciation expense	1,832	1,374
Other general and administrative expenses	(89,566)	32,108
Total operating expenses	1,438,686	4,063,881

Operating loss	(1,438,686)	(4,063,881)

Other income (expense)
Interest expense	(43,795)	(51,117)
Loss on debt settlement	(105,000)	(5,000)
Late fee capitalized into notes payable	(120,000)	(90,000)
Amortization of debt discount	-	(30,111)
Total other expense, net	(268,795)	(176,228)

Net loss	$(1,707,481)	$(4,240,109)

Basic and diluted net loss per common share	$(0.07)	$(0.13)
Basic and diluted weighted average common shares outstanding	19,545,725	32,437,505

The accompanying notes are an integral part of these consolidated financial statements.

Genvor Incorporated

Consolidated Statements of Changes in Stockholders’ Deficit

For the Year Ended September 30, 2023, and the Nine Months Ended September 30, 2022

	Series A		Series B					Additional	Accumu-
	Preferred Stock		Preferred Stock		Common Stock		Treasury	Paid-in	lated
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2021	-	$-	-	$-	26,025,020	$26,025	$-	$9,538,772	$(11,801,828)	(2,237,031)
Common stock issued for services	-	-	-	-	6,525,000	6,525	-	3,505,700	-	3,512,225
Common stock issued for cash	-	-	-	-	305,000	305	-	164,970		165,275
Common stock issued for debt conversion	-	-	-	-	2,622,647	2,622	-	1,232,933	-	1,235,555
Payment for reverse capitalization	-	-	-	-	-	-	-	(150,000)	-	(150,000)
419 fund raising services	-	-	-	-	170,000	170	-	(170)	-	-
Founder shares issued	-	-	-	-	1,855,888	1,856	-	(1,856)	-	-
Issuance of common stock for note receivable	-	-	-	-	99,600	100	-	(100)	-	-
Issuance of common stock for 2021 SPA	-	-	-	-	50,000	50	-	(50)	-	-
Common stock issued to prior S-1 investors	-	-	-	-	975,000	975	-	48,750	-	49,725
Issuance of common stock for settlements	-	-	-	-	50,000	50	-	(50)	-	-
Beneficial conversion feature	-	-	-	-	-	-		269,916	-	269,916
Net loss for the period ended September 30, 2022	-	-	-	-	-	-	-	-	(4,240,109)	(4,240,109)
Balance, September 30, 2022	-	$-	-	$-	38,678,155	$38,678	$-	$14,608,815	$(16,041,937)	$(1,394,444)

Balance, September 30, 2022	-	$-	-	$-	38,678,155	$38,678	$-	$14,608,815	$(16,041,937)	$(1,394,444)
Retrospective adoption of ASU 2020-06	-	-	-	-	-	-	-	(210,779)	30,111	(180,668)
Issuance of Series A preferred stock	9	-	-	-	-	-	-	-	-	-
Conversion of common stock into Series B preferred stock	-	-	2,060,536	2,061	(20,605,334)	(20,605)	-	18,544	-	-
Sale of common stock	-	-	-	-	735,000	735	-	361,790	-	362,525
Conversion of note payable into common stock	-	-	-	-	122,115	122	-	78,511	-	78,633
Conversion of notes payable into warrants	-	-	-	-	-	-	-	354,114	-	354,114
Issuance of warrants for services	-	-	-	-	-	-	-	962,900	-	962,900
Conversion of liabilities into common stock	-	-	-	-	32,000	32	-	19,303	-	19,335
Issuance of common stock for legal settlement	-	-	-	-	100,000	100	-	99,990	-	100,090
Return of treasury stock	(3)	-	(502,512)	-	-	-	(300,000)	-	-	(300,000)
Net loss for the period ended September 30, 2023	-	-	-	-	-	-	-	-	(1,707,481)	(1,707,481)
Balance, September 30, 2023	6	$-	1,558,024	$2,061	19,061,936	$19,062	$(300,000)	$16,293,188	$(17,719,307)	$(1,704,996)

The accompanying notes are an integral part of these consolidated financial statements.

Genvor Incorporated

Consolidated Statements of Cash Flow

		For the
	For the	Nine
	Year	Months
	Ended	Ended
	September 30,	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,707,481)	$(4,240,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,832	1,374
Stock-based compensation	977,235	3,512,500
Conversion of liabilities into common stock	19,335	-
Late fee capitalized into notes payable	120,000	90,000
Loss on debt settlement	105,000	5,000
Common stock issued for interest expense	6,447	-
Effects of the elimination of the beneficial conversion feature	150,556	-
Beneficial conversion feature	-	30,111
Changes in assets and liabilities:
Prepaid expenses	(21,975)	1,331
Prepaid costs for reverse capitalization	-	150,000
Other current assets	2,000	(2,000)
Receivables from related parties	-	2,053
Accounts payable and accrued expenses	(304,437)	139,139
USDA CRADA liability	(246,400)	-
Due to related party	26,154	3,846

Net cash used in operating activities	(871,734)	(553,235)

Cash flows from financing activities:
Proceeds from notes payable	265,000	300,000
Proceeds from sale of common stock	354,702	165,000
Net cash provided by financing activities	619,702	465,000

Net decrease in cash	(252,032)	(88,235)

Cash at beginning of period	296,386	384,621

Cash at end of period	$44,354	$296,386

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Discount on notes payable	$-	$269,916
Conversion of note payable into common stock	$76,325	$1,235,555
Conversion of liabilities into common stock	$19,303	$-
Conversion of notes payable into warrants	$350,000	$-
Issuance of common stock for debt settlement	$-	$49,725
Fundraising services	$-	$170,000
Fund	$-	$-
Prepaid costs for reverse capitalization recognized in additional paid-in capital	$-	$150,000

The accompanying notes are an integral part of these consolidated financial statements.

Genvor Incorporated

Notes to Consolidated Financial Statements

September 30, 2023

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

Nature of Operations

The Company’s business plan is that Genvor will be continuing its research and development addressing plant-based defense technology ich then can be commercialized to help farmers and growers globally to overcome potentially catastrophic losses resulting from plant disease, toxins, bacteria, and fungi that destroy their crops. These solutions can result in greater crop yields and economic savings, which can assist in overcoming world-wide food scarcity.

Basis of Presentation

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and has a year-end of September 30. The wholly owned subsidiary has a year-end of December 31.

Due to the change in fiscal year-ends, the consolidated financial statements will reflect the balance sheets and the statements of changes in stockholders’ deficit dates of September 30, 2023, and September 30, 2022, whereas the statements of operations and statements of cash flows are for the year ended September 30, 2023, and the nine months ended September 30, 2022.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in the consolidation. The consolidated financial statements included herein, presented in accordance with US GAAP and stated in United States dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2023, the Company had an accumulated deficit of $17,719,307. For the year ended September 30, 2023, the Company recognized a net loss of $1,707,481 and had net cash used in operating activities of $871,734, with no revenues earned, and limited operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Flow Reporting

The Company follows Accounting Standards Codification (“ASC 230”), Statement of Cash Flows, for cash flow reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“indirect method”) as defined by ASC 230, to report net cash flow from operating activities by adjusting net income or loss to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income or loss that do not affect operating cash receipts and payments.

Cash

Cash is comprised of cash balances. Cash is held at major financial institutions and is subject to credit risk to the extent that those balances exceed applicable Federal Deposit Insurance Corporation (“FDIC”) insurance amounts of $250,000. From time to time, the Company has certain cash balances, including restricted cash, that may exceed insured limits. The Company utilizes large banking institutions that are reputable, therefore mitigating the risks.

The Company maintains its cash balances at one financial institution that is insured by the FDIC. At September 30, 2023, the Company’s cash balances were not in excess of federally insured limits.

Fixed Assets

Fixed assets are comprised of furniture and equipment which are stated at cost. Depreciation is provided by the straight-line method over the useful lives of the related assets, approximately seven years. Expenditures for minor enhancements and maintenance are expensed as incurred.

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, payables, and accrued interest and short-term and long-term notes payable and are accounted for under the provisions of ASC 825, Financial Instruments. The carrying amount of these financial instruments, as reflected in the accompanying consolidated balance sheets approximates fair value.

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of furniture, equipment, and a patent) are reviewed for impairment in accordance with the guidance of the ASC 360, Property, Plant, and Equipment, and ASC 205, Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. During the year ended September 30, 2023, and the nine months ended September 30, 2022, the Company had not experienced impairment losses on its long-lived assets.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of professional service costs associated with the development of plant-based defense technology products. For the year ended September 30, 2023, and the nine months ended September 30, 2022, the Company had $0 and $0 in research and development expenses, respectively.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of September 30, 2022. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the nine months ended September 30, 2022.

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options, warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented. The Company had total potential additional dilutive securities outstanding at September 30, 2023 and 2022 of $500,000 and $300,000, respectively.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Updates (“ASU”) 2020-06, Debt with Conversion and Other Options, which simplifies accounting for convertible instruments. The new guidance eliminates two of the three models in ASC 470-20 that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance is effective for fiscal years beginning after December 15, 2021. The Company evaluated the impact of ASU 2020-06 on its consolidated financial statements as it was adopted in 2022 and the impact can be seen on the Consolidated Statements of Changes in Stockholders’ Deficit as it affected additional paid-in capital, $210,779, offset in accumulated deficit, $30,111.

Recently Issued Accounting Standards: Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – BORROWINGS

Commercial Loan

On April 9, 2020, the Company received a loan from the Small Business Administration pursuant to the Paycheck Protection Program (“PPP”) in the principal amount of $48,750. The note bears interest at a variable rate of approximately 1% and matured in April 2022; and it is currently in default. Forgiveness for the loan was applied for and is pending. The principal amount of the loan was based on the consulting agreement salary between Nexion Biosciences, Inc., organized in the state of Florida (“NBFL”) (a related party) and the CEO.

Payable for Patent

Notes Payable

From time to time, the Company’s subsidiary, Genvor Inc., entered into unsecured notes payable with individual investors. Only Noteholder E (below) has security in the form of a personal guarantee by the CEO and prior consultant (Note 7). The terms of these notes are listed below. Several of the notes are convertible into shares of the Company’s common stock as detailed in the following schedule.

					Balance
					Convertible
			Interest	Loan	into
Noteholder	Origination	Maturity	Rate	Balance	Shares (c)
Brent Lilienthal (a) (b)	2019	12/31/2021	0%	$217,000	N/A
Mel Wentz (a) (b)	03/19/2019	04/29/2019	0%	570,000	N/A
Kirk Huntsman (a)	03/01/2019	02/29/2020	18%	32,500	N/A
John Hare (d)	04/29/2019	unspecified	0%	300,000	30,000
Barkley Capital LLC	09/13/2023	03/13/2024	10%	200,000	134,000
				1,319,500	164,000
(d) Debt discount				-
				$1,319,500

(a)	Past due at September 30, 2023
(b)	Amount owed in dispute
(c)	Convertible into common stock of the subsidiary, Genvor Incorporated
(d)	Debt discount

The notes do not have default provisions except for Mel Wentz receives a default penalty of $10,000 each month the note goes unpaid.

The Company is currently disputing amounts claimed to be owed to two noteholders, Brent Lilienthal, and Mel Wentz, under state usury laws (See Note 6).

On September 13, 2023, the Company entered into a convertible promissory note with Barkley Capital LLC for $200,000. The note matures on March 13, 2024, and bears interest of 10%. The note is convertible into 134,000 shares of common stock at a value of $1.50 per share.

During the nine months ended September 30, 2022, $989,000 principal and $146,946 interest was converted into 2,316,147 common stock shares of the Company. One note holder had a change in settlement terms, resulting in the recognition of $5,000 loss on debt settlement in the accompanying statement of operations for the nine months ended September 30, 2022.

During the year ended September 30, 2023, $76,325 was converted into 122,115 common stock shares of the Company. Additionally, $350,000 principal and $4,114 interest were converted into 1,400,000 warrants for common stock of the Company.

Interest expense totaled $163,795 and $141,117, respectively, for the year ended September 30, 2023, and the nine months ended September 30, 2022, including default penalties. Late fees totaled $120,000 and $90,000, respectively, for the year ended September 30, 2023, and the nine months ended September 30, 2022. These late fees are in dispute and part of (a) and (b) above.

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

On September 28, 2023, as part of the Settlement Agreement with Bradley White (see Notes 6 and 7), Mr. White returned to the Company for cancellation of 3 shares of Series A preferred stock.

As of September 30, 2023, and 2022, there were 6 and 9 shares of Series A preferred stock issued and outstanding, respectively.

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

On October 19, 2022, the following shareholders converted shares of common stock of the Company into shares of Series B to modify the common shares outstanding to reduce the outstanding common stock issued by the Company, as follows:

Name	Common Shares Exchanged	Series B Issued
Jaynes Investment LLC (a)	2,000,000	200,000
ACT Holdings LLC (a)	7,312,612	731,262
LASB Family Trust (a)	3,800,112	380,012
Jesse Michael Jaynes (a)	4,767,611	476,762
Bradley White (a)	1,225,000	122,500
PJ Advisory Group	1,500,000	150,000
Total	20,605,335	2,060,536

(a)	Related parties

The conversion of the common stock into Series B was valued at par, respectively, offset to additional paid-in capital. Series B is convertible into common stock into the original amount of common stock converted therefore there is no change in the amount of common stock outstanding on a fully diluted basis.

On September 28, 2023, as part of the Settlement Agreement with Bradley White (see Notes 6 and 7), Mr. White returned to the Company for cancellation of 502,512 shares of Series B preferred stock; however, the shares have not been canceled and are being held in treasury stock.

There were 2,060,536 issued and 1,558,024 outstanding at September 30, 2023 and 0 shares as of September 30, 2022.

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

During July 2022, the Company entered into a transfer and exchange agreement with an individual to issue 99,600 shares of common stock for the note receivable held in NBFL. Since NBFL had minimal assets and was dissolved during the year ended December 31, 2019, the note receivable was immediately written-off. Based on the latest SPA price per share, the stock was valued at $1.00 per share, or $99,600.

On September 8, 2022, the Company issued 100,000 shares of common stock to a prior Nexion contractor. This was regarding a claim against the predecessor management and the Company opted as a settlement to issue the common stock.

Shares Issued for Services

During the year ended September 30, 2023, and the nine months ended September 30, 2022, the Company issued 0 and 751,500 shares of common stock, respectively, for business advisory services received, valued at $0 and $325,750, respectively.

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

On July 12, 2023, the Company issued 20,000 shares of common stock to an investor for $10,000.

On July 13, 2023, the Company issued 20,000 shares of common stock to an investor for $10,000.

On July 14, 2023, the Company issued 50,000 shares of common stock to an investor for $25,000.

On July 14, 2023, the Company issued 4,665 shares of common stock for the conversion of accrued interest of $2,333.

On July 17, 2023, the Company issued 25,000 shares of common stock to an investor for $10,000.

On July 17, 2023, the Company issued 50,000 shares of common stock to an investor for $25,000.

On August 25, 2023, the Company issued 50,000 shares of common stock to an investor for $25,000.

On September 16, 2023, the Company issued 75,000 shares of common stock for the settlement of a debt and accrued interest for $25,000.

On September 19, 2023, the Company issued 20,000 shares of common stock to an investor for $20,000.

Other Stock Issuances

On June 14, 2023, the Company issued 25,000 shares of common stock related to the conversion of a note payable for $12,500.

On July 1, 2023, the Company issued 29,665 shares of common stock related to the conversion of a note payable and accrued interest for $14,833.

Stock Options and Warrants

During the year ended September 30, 2023, the Company issued 2,362,900 warrants for common stock of the Company. The issuance was for the following:

●	Services - 162,900 warrants for common stock with an exercise price of $0.001, valued at $142,900
●	Services by related party – 600,000 warrants for common with an exercise price of $0.001, valued at $600,000
●	Settlement of debt – 200,000 warrants for common stock with an exercise price of $0.001, valued at $200,000
●	Conversion of notes payable and accrued interest – 1,400,000 warrants for common stock with an exercise price of $0.001, valued at $359,414

NOTE 5 – FEDERAL INCOME TAX

As of September 30, 2023, and 2022, the Company has net operating loss carry forwards of approximately $2,497,000 and $2,133,000, respectively, which may be available to reduce future years’ taxable income through 2043. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2023 and 2022), as follows:

	September 30,	September 30,
	2023	2022
Tax expense (benefit) at the statutory rate	$(101,591)	$(204,559)
State income taxes, net of federal income tax benefit	(12,578)	(25,326)
Change in valuation allowance	114,169	229,885
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2023 and 2022 remain open for examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at September 30, 2023 and 2022, are as follows:

	September 30,	September 30,
	2023	2022
Net operating loss carryforward	$589,214	$503,471
Total gross deferred tax assets	589,214	503,471
Less: Deferred tax asset valuation allowance	(589,214)	(503,471)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2023 and 2022 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $2,687,054 and $2,572,885 as of September 30, 2023, and 2022, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations.

The Company is currently disputing amounts claimed to be owed to two noteholders, Brent Lilienthal, and Mel Wentz, under state usury laws (see Note 3).

Subscription Agreement and Cash Held in Escrow

On February 20, 2019, the Company entered into a subscription escrow agreement (the “Trust Agreement”) with Branch Banking and Trust Company (“BB&T”). This Trust Agreement was established for the subscription agreement proceeds raised and escrowed pursuant to the Company’s prior Rule 419 S-1 offering. The balance held in trust at September 30, 2023 and 2022, totaled $19,705.

Upon completion of the Merger (see Notes 1 and 8), the Company issued 975,000 common stock shares to the investors in that prior S-1 offering during July 2022 and were released to the Company.

Consulting Agreements

During the year ended September 30, 2023, and the nine months ended September 30, 2022, the Company paid the former CEO $171,856 and $284,746, respectively, pursuant to a consulting agreement carried over from related party NBFL. The agreement provides for an annual salary of $150,000 which increases based on certain capital raise thresholds. At September 30, 2023 and 2022, accrued payroll owed to the CEO totaled $0 and $0, respectively, as presented in the accompanying consolidated balance sheets.

On July 24, 2020, the Company entered into a consulting agreement for business development activities, networking, negotiations, and strategic planning. The compensation pursuant to the agreement was $20,000 monthly. During the year ended September 30, 2023, and the nine months ended September 30, 2022, $0 and $144,975, respectively, was paid to the consultant. During the nine months ended September 30, 2022, the Company issued 500,000 shares of common stock, valued at $325,750, to settle the amounts owed to the consultant (Note 4).

On October 5, 2023, the Company entered into an Interim CEO & Executive Consultant Agreement (the “Executive Consulting Agreement”) with Judith S. Miller, pursuant to which Judith S. Miller would serve as the Company’s Interim CEO, and with the Executive Consulting Agreement intended to be considered effective as of June 20, 2023, the date of Ms. Miller’s original appointment as Interim CEO of the Company. Under the Executive Consulting Agreement, which can be terminated at any time with or without cause by the Company and upon 30 days’ advance written notice by Ms. Miller, Ms. Miller will act as the Interim CEO of the Company and, among other management duties, assist the Company in recruiting a full-time CEO and/or agricultural biotechnology management professional. Following the appointment of a full-time CEO, Ms. Miller will be retained as an executive consultant for a period of 6 months thereafter.

Office Lease

The Company entered into a sublease agreement with the above consultant (providing business development assistance from 2019-2020) effective August 1, 2019, subject to the terms and conditions of the office lease held by the consultant at 15540 Quorum Drive #2624, Addison, Texas. On January 1, 2019, the Company adopted ASC 842 requiring this lease to be recorded as an asset and corresponding liability on its balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. A discount rate was not used in the determination of the right of use asset and liability since its effect would not be significant. The lease moved to a month-to-month basis beginning in September 2021 at $2,810 per month in addition to common area maintenance charges. During the year ended September 30, 2023, and the nine months ended September 30, 2022, we incurred $10,187 and $30,240, respectively, in office rental expenses.

Research and Development Agreement

During September 2020, the Company assumed a Cooperative Research and Development Agreement (“CRADA”) with the United States Department of Agriculture (“USDA”), Agricultural Research Service (“ARS”). Under this agreement, the Company committed to funding the remaining amount due. As of September 30, 2023, and 2022, $0 and $246,400, respectively, remained outstanding and is presented in the accompanying consolidated balance sheets as USDA CRADA liability.

Settlement Agreement

On September 28, 2023, the Company entered into a Settlement Agreement with Bradley White, former CEO and director of the Company, who was terminated on June 20, 2023. As part of the Settlement Agreement, Mr. White was to receive a total settlement of $300,000, payable in tranches of $50,000, beginning on September 28, 2023, or within seven days, and each subsequent payment on the monthly anniversary of the Settlement Agreement execution. In exchange for the settlement, Mr. White returned to the Company for cancellation of the following: 3 shares of Series A preferred stock and 502,512 shares of Series B preferred stock. See Notes 4 and 7.

NOTE 7 – RELATED PARTY TRANSACTIONS

Consulting Agreement

On October 5, 2023, the Company entered into an Interim CEO & Executive Consultant Agreement (the “Executive Consulting Agreement”) with Judith S. Miller, pursuant to which Judith S. Miller would serve as the Company’s Interim CEO, and with the Executive Consulting Agreement intended to be considered effective as of June 20, 2023, the date of Ms. Miller’s original appointment as Interim CEO of the Company. Under the Executive Consulting Agreement, which can be terminated at any time with or without cause by the Company and upon 30 days’ advance written notice by Ms. Miller, Ms. Miller will act as the Interim CEO of the Company and, among other management duties, assist the Company in recruiting a full-time CEO and/or agricultural biotechnology management professional. Following the appointment of a full-time CEO, Ms. Miller will be retained as an executive consultant for a period of 6 months thereafter. For the year ended September 30, 2023, Ms. Miller has earned $65,000 of which $14,500 is a payable as of September 30, 2023.

Share Issuances to the Board of Directors

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

On October 19, 2022, the following shareholders converted shares of common stock of the Company into shares of Series B to modify the common shares outstanding to reduce the outstanding common stock issued by the Company, as follows:

Name	Common Shares Exchanged	Series B Issued
Jaynes Investment LLC (a)	2,000,000	200,000
ACT Holdings LLC (a)	7,312,612	731,262
LASB Family Trust (a)	3,800,112	380,012
Jesse Michael Jaynes (a)	4,767,611	476,762
Bradley White (a)	1,225,000	122,500
PJ Advisory Group	1,500,000	150,000
Total	20,605,335	2,060,536

(a)	Related parties

On September 28, 2023, as part of the Settlement Agreement, Bradley White returned for cancellation 3 shares of Series A preferred stock and 502,512 shares of Series B preferred stock.

Services from Related Parties

The daughter of the CEO and Board member was paid $21,900 and $16,925, respectively, for clerical services provided during the nine months ended September 30, 2022, and the year ended December 31, 2021.

Receivables from Related Parties

During 2018, Robert Bubeck, former CEO, paid $3,846 of expenses on behalf of the Company. The amount due to related party at both September 30, 2023, and 2022 is $3,846 and is due on demand and non-interest bearing.

Settlement Agreement

On September 28, 2023, the Company entered into a Settlement Agreement with Bradley White, former CEO and director of the Company, who was terminated on June 20, 2023. As part of the Settlement Agreement, Mr. White was to receive a total settlement of $300,000, payable in tranches of $50,000, beginning on September 28, 2023, or within seven days and each subsequent payment on the anniversary date of the Settlement Agreement. In exchange for the settlement, Mr. White returned to the Company for cancellation of the following: 3 shares of Series A preferred stock and 502,512 shares of Series B preferred stock. See Notes 4 and 6.

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

Pursuant to business combination accounting for reverse acquisitions, the Company accounted for the Merger as a capital transaction (reverse recapitalization) rather than a business combination (or asset acquisition). Since the Company was formerly a special purpose acquisition company (“SPAC”) with no assets and only expenses related to maintaining its public shell company status, and Old Genvor has cash, other assets, a contract with the USDA (Note 6), and has raised funds from investors, Old Genvor was determined to be the accounting acquirer. Because a reverse recapitalization is equivalent to the issuance of shares by the private operating company for the net monetary assets of the public shell company, the transaction costs incurred by Old Genvor to affect the recapitalization were recognized as a reduction in additional paid-in capital rather than expensed as incurred. The assets and liabilities of Old Genvor were consolidated with the Company at their book value, the equity accounts were retroactively adjusted to reflect the equity of the Company, with a balancing adjustment through the additional paid-in capital account.

During the nine months ended September 30, 2022, and the year ended December 31, 2021, the Company paid $140,000 and $10,000, respectively, in anticipation of closing the Acquisition. The total $150,000 was recognized in additional paid-in capital as of the date of the Merger.

NOTE 9 – INTELLECTUAL PROPERTIES

The Company was granted a patent (#11083775) on August 10, 2021, by the United States Patent and Trademark Office. The patent was assigned by the inventors to the Company and The United States of America, as represented by the Secretary of Agriculture.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet through the date of this filing and determined there were no events to disclose except the following.

On November 1, 2023, the Company issued 20,000 shares of common stock for $20,000.

On November 1, 2023, the Company issued 50,000 shares of common stock for $50,000.

On November 1, 2023, the Company issued 20,000 shares of common stock for $20,000.

On November 1, 2023, the Company issued 20,000 shares of common stock for $20,000.

On November 8, 2023, the Company issued 20,000 shares of common stock for $20,000.

On November 8, 2023, the Company issued 25,000 shares of common stock for $25,000.

On November 8, 2023, the Company issued 20,000 shares of common stock for $20,000.

On November 8, 2023, the Company issued 20,000 shares of common stock for $20,000.

On November 10, 2023, the Company issued 25,600 shares of common stock for $25,600.

On November 13, 2023, the Company issued 20,000 shares of common stock for $20,000.

On November 21, 2023, the Company issued 250,000 warrants for common stock to Good Works Funding, Inc., which may be deemed to be beneficially owned by Judith S. Miller, a milestone on their consulting agreement.

On December 8, 2023, the Company issued 50,000 shares of common stock for $50,000.

On December 11, 2023, the Company issued 10,000 shares of common stock for $10,000.

On December 13, 2023, the Company issued 100,000 shares of common stock for $100,000.

On December 14, 2023, the Company issued 50,000 shares of common stock for $50,000.

On December 20, 2023, the Company issued 53,000 shares of common stock for $53,000.

On December 26, 2023, the Company issued 50,000 shares of common stock for $50,000.

On January 8, 2024, the Company issued 8,000 shares of common stock for $8,000.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended September 30, 2023. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management, including the Chief Executive Officer and Chief Financial Officer does not expect that the Company’s disclosure controls, and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management has concluded that, as of September 30, 2023, the Company had material weaknesses in its internal control over financial reporting and the Company’s internal control over financial reporting was not effective. Specifically, management identified the following material weaknesses at September 30, 2023:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;

2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

●	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

●	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to affect a timely, accurate preparation of the financial statements.

●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls are a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and adjust as and when necessary.

As a smaller reporting company, we are not required to provide, and this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position

Judith S. Miller	76	Interim Chief Executive Officer, Interim Chief Financial Officer (2)
Clayton Yates	47	Chief Scientific Officer, Director (1)
Jesse Jaynes	72	Chief Research Officer, Director (1)

(1)	Appointed on January 12, 2021.
(2)	Appointed on June 20, 2023.

Biographies of Directors and Officers

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer, and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Judith S. Miller, Esq.

Judith (“Judy”) S. Miller is a member of the Florida Bar, currently living in Chapel Hill, North Carolina. Judy was a seed-investor in the precursor company that was acquired by the Company in the reverse merger in 2022 (and which is now the Company’s wholly owned subsidiary: Genvor Inc., a Delaware corporation). She was a paid Consultant with the Company for 18 months prior to the combination of Genvor Inc. and the Company. She has continued to acquire more shares and owns approximately 6% of the Company and is familiar with the operations of the Company to date. Her focus is on completing the process for the Company to have its common stock quoted for trading on the OTC Link alternative trading system operated by OTC Markets Group Inc., securing R&D funding for further enhancing the value for the Company’s peptide technology, and conducting the search for a biotech-oriented, experienced manager as the next CEO of the Company. Judy has served as a Business Strategist for both domestic and international entities, is a Real Estate Developer and Film & Theater Producer. Judy earned her BAED and JD from the University of Florida, where she was also an Instructor of Business Law.

Dr. Clayton Yates, Ph.D.

Dr. Clayton Yates, Ph.D., co-founded Genvor and is Chairman of the Board of Genvor. His research is currently funded by the National Cancer Institute (NCI) and Department of Defense (DOD) Congressionally Medical Directed Research Programs. Dr. Yates is also a scientist at Tuskegee University, focused on identifying molecular targets for therapeutic intervention in prostate, breast, and pancreatic cancers. Dr. Yates received his initial training at the University of Pittsburgh School of Medicine in the Department of Cellular and Molecular Pathology. He completed additional training in Tissue Engineering and Regenerative Medicine jointly from the McGowan Institute for Regenerative Medicine and Massachusetts Institute of Technology (MIT). Dr. Yates completed his post-doctoral training at Emory University School of Medicine in the Department of Molecular Urology.

Dr. Jesse Jaynes, Ph.D.

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

Director Compensation

During the year ended September 30, 2023, and 2022, we did not have an independent director. Directors that were employees were not paid any fees for their role as director.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee, or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee, or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee, or consultant has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities, or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Directors’ and Officers’ Liability Insurance

The Company does not have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors, and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Corporate Governance and Board Independence

Our Board of Directors consists of two directors and has not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

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

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors is led by a chairman. The Board believes its current leadership structure best serves the objectives of the Board’s oversight of management, the Board’s ability to carry out its roles and responsibilities on behalf of the Company’s shareholders, and the Company’s overall governance. The Board periodically reviews the leadership structure to determine whether it continues to best serve the Company and its shareholders.

Audit Committee and Financial Expert; Committees

The Company does not have an audit committee. We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

The Company has no nominating or compensation committees at this time. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision-making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2023, were timely.

Family relationships

There are no family relationships among any of our officers or directors.

Item 11. Executive Compensation

The table below sets forth, for the year ended September 30, 2023 (“2023”) and 2022 (“2022”), the compensation earned by our executive officers and former executive officers.

			Deferred			Option and		All Other
Name and			Compen-		Stock	Warrant		Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards		sation		Total

Judith S. Miller, Esq.	2023	$65,000	$-	$-	$-	$600,000	(2)	$-		$665,000
Interim Chief Executive Officer and Chief Financial Officer (1)	2022	$-	$-	$-	$-	$-		$-		$-

Dr. Clayton Yates	2023	$-	$-	$-	$-	$-		$-		$-
Chief Scientific Officer, Director (3)	2022	$-	$-	$-	$-	$-		$-		$-

Dr. Jesse Jaynes	2023	$-	$-	$-	$-	$-		$-		$-
Chief Research Officer, Director (3)	2022	$-	$-	$-	$-	$-		$-		$-

Bradley White	2023	$80,625	$-	$-	$-	$-		$66,348	(5)	$146,973
Former Chief Executive Officer, Chief Financial Officer, and Director (4)	2022	$125,986	$-	$-	$-	$-		$265,945	(5)	$391,931

Robert Bubeck	2023	$-	$-	$-	$-	$-		$-		$-
Former Chief Executive Office, Chief Financial Officer and Director (6)	2022	$-	$-	$-	$-	$-		$-		$-

Margaret McLaughlin	2023	$-	$-	$-	$-	$-		$-		$-
Former Secretary and Director (6)	2022	$-	$-	$-	$-	$-		$-		$-

(1)	Appointed on June 20, 2023.
(2)	Issued 600,000 warrants for milestones in consulting agreement. The warrants were issued on September 29, 2023, and expire on March 29, 2025, with an exercise price of $0.001.
(3) (4) (5)	Appointed on January 12, 2021. Appointed on January 12, 2021, and terminated on June 20, 2023. Consists of Company payments for Mr. White’s personal expenses.
(6)	Resigned on January 12, 2021.

The Company has not entered into employment or similar agreements with any of our executive officers or directors except as follows:

On October 5, 2023, the Company entered into an Interim CEO & Executive Consultant Agreement (the “Executive Consulting Agreement”) with Judith S. Miller, pursuant to which Judith S. Miller would serve as the Company’s Interim CEO, and with the Executive Consulting Agreement intended to be considered effective as of June 20, 2023, the date of Ms. Miller’s original appointment as Interim CEO of the Company. Under the Executive Consulting Agreement, which can be terminated at any time with or without cause by the Company and upon 30 days’ advance written notice by Ms. Miller, Ms. Miller will act as the Interim CEO of the Company and, among other management duties, assist the Company in recruiting a full-time CEO and/or agricultural biotechnology management professional. Following the appointment of a full-time CEO, Ms. Miller will be retained as an executive consultant for a period of 6 months thereafter.

While Ms. Miller is Interim CEO, she will be compensated as follows:

(i)	Ms. Miller will be paid a cash fee of $20,000 per month, which will be accrued by the Company if funds are not available.

(ii)	Ms. Miller will receive warrants to purchase shares of Company common stock at a $0.001 per share exercise price, exercisable on a cashless basis, with a 12-month term after issuance (“Warrants”) for 350,000 shares of Company common stock upon execution of the Executive Consulting Agreement.

(iii)	Ms. Miller will receive Warrants for 250,000 shares of Company common stock upon clearance by the OTCQB marketplace and FINRA for an identified market maker to begin trading the Company’s common stock, and the issuance of a ticker symbol for the Company’s common stock.

(iv)	Ms. Miller will receive Warrants for 250,000 shares of Company common stock upon the Company’s obtaining the results of scientific studies conducted a Confidential target for further use by the Company.

(v)	Ms. Miller will receive Warrants for 250,000 shares of Company common stock upon the Company’s receipt of a working agreement with this Confidential target a licensing and royalty arrangement with them.

(vi)	Ms. Miller will receive Warrants for 250,000 shares of Company common stock upon the Company resolving all claims against Bradley White, either through litigation or settlement.

(vii)	Ms. Miller will receive Warrants for 100,000 shares of Company common stock upon the Company hiring a full-time CEO.

(viii)	Ms. Miller will receive Warrants for 250,000 shares of Company common stock upon the Company (i) planning and launching a secondary investment offering, expected to be from $20,000,000 to $30,000,000, with the first tranche or raise objective expected to be from $4,000,000 to $7,000,000, and (ii) the Company’s successful minimum raise of $3,000,000 in that offering.

Notwithstanding the foregoing, Warrants will not be issued to Ms. Miller until the date that the Company’s common stock has an average daily trading volume of at least 1,000 shares for at least 5 consecutive days as reported by OTCMarkets.com. During the 6 months following the date that a full-time CEO is appointed, and Ms. Miller will be an executive consultant, and Ms. Miller will be paid a cash fee of $10,000 per month and an equity fee consisting of Warrants for 25,000 shares of Company common stock per month.

Outstanding Equity Awards at Fiscal Year-End

No executive officer named above had any unexercised options or stock that had not vested, or equity incentive plan awards outstanding as of September 30, 2023, and 2022. As described above, Ms. Miller has now received 600,000 Warrants considered effective as of September 30, 2023, and such Warrants are considered vested.

Director Compensation

No member of our board of directors received any compensation for his or her services as a director during the fiscal years ending September 30, 2023, and 2022, nor do they currently receive any compensation for such services.

Equity Incentive Plans

Long-Term Incentive Plans. The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans, nor does it provide non-qualified deferred compensation to its officers or employees, and therefore, the Summary Compensation Table above does not include columns for nonequity incentive plan compensation and nonqualified deferred compensation earnings since there were none.

Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 15, 2023, by (i) each person known by us to be the beneficial owner of more than 5% of any class of our voting equity, (ii) each director and each of our named executive officers and (iii) all executive officers and directors as a group.

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

The information reflected in the following table was, unless otherwise specified, the address of each of the persons set forth below or is in care of the Company at the Company’s address.

Title of Class	Name & Address of Beneficial Owners	Amount & Nature of Beneficial Ownership (1)		Percent of Class (2)

Common Stock	Judith S. Miller (3)	1,106,170	(4)	5.8%
Common Stock	Dr. Clayton Yates (5)	7,312,623	(6)	27.6%
Common Stock	Dr. Jesse Jaynes (7)	6,767,623	(8)	26.0%
Common Stock	All Officers and Directors as a Group	15,186,416		44.1%
Common Stock	John Coutris	1,789,843	(9)	8.5%

Series B Preferred Stock	Dr. Clayton Yates	731,262		46.9%
Series B Preferred Stock	Dr. Jesse Jaynes	676,762		43.4%
Series B Preferred Stock	All Officers and Directors as a Group	1,408,024		90.4%
Series B Preferred Stock	John Coutris	150,000		9.6%

Series A Preferred Stock	Dr. Clayton Yates	3		50%
Series A Preferred Stock	Dr. Jesse Jaynes	3		50%
Series A Preferred Stock	All Officers and Directors as a Group	6		100%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of the Company’s common stock unless otherwise stated herein.

(2)	As of November 7, 2023, a total of 19,216,936 shares of the Company’s common stock, 6 shares of Series A Preferred Stock, and 1,558,024 shares of Series B Preferred Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any shares of common stock issuable upon conversion of Series A Preferred Stock or Series B Preferred Stock within 60 days have been included for purposes of calculating the relevant percentage ownership. Each share of Series A Preferred Stock converts into 1 share of common stock (but has super-voting power and entitles the holder to 10,000,000 votes), and each share of Series B Preferred Stock converts into 10 shares of common stock at the election of the holder (and entitles the holder to 10 votes).

(3)	Interim Chief Executive Officer and Chief Financial Officer.

(4)	1,106,170 shares of common stock are held in the name of Good Works Funding Inc., which may be deemed to be beneficially owned by Ms. Miller.

(5)	Chief Scientific Officer & Director.

(6)	731,262 shares of Series B Preferred Stock are held in the name of ACT Holdings LLC, which may be deemed to be beneficially owned by Dr. Yates, and such shares of Series B Preferred Stock are convertible into 7,312,620 shares of common stock. 3 shares of Series A Preferred Stock are held directly by Dr. Yates, and such shares of Series A Preferred Stock are convertible into 3 shares of common stock.

(7)	Chief Research Officer & Director.

(8)	476,762 shares of Series B Preferred Stock are held jointly in the name of Dr. Jaynes and his spouse, 200,000 shares of Series B Preferred Stock held in the name of the Jaynes Investment LLC, which may be deemed to be beneficially owned by Dr. Jaynes, and such shares of Series B Preferred Stock are convertible into 6,767,620 shares of common stock. 3 shares of Series A Preferred Stock are held directly by Dr. Jaynes, and such shares of Series A Preferred Stock are convertible into 3 shares of common stock.

(9)	198,637 shares of common stock are held in the name of John Coutris, 91,206 shares of common stock are held in the name of Callie Coutris, John Coutris’s spouse, and 150,000 shares of Series B Preferred Stock are held in the name of PJ Advisory Group, which may be deemed to be beneficially owned by Mr. Coutris. Such shares of preferred stock are convertible into 1,500,000 shares of common stock. The address of John Coutris, Callie Coutris, and PJ Advisory Group is 7227 Centenery Ave., Dallas, Texas, 75225.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for the year ended September 30, 2023, and the nine months ended September 30, 2022, for the categories of services indicated.

		For the
	For the	Nine Months
	Year Ended	Ended
	September 30,	September 30,
	2023	2022
Audit fees	$72,900	$42,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$72,900	$42,000

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

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

Item 15. Exhibits, Financial Statement Schedules

Exhibit	Description

3.1	Florida Articles of Incorporation (incorporated by reference to Exhibit 3.A to our Registration Statement on Form S-1, filed on May 4, 2020)

3.2	Nevada Articles of Incorporation (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on July 20, 2021)

3.3	Certificate of Correction to Nevada Articles of Incorporation (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed on July 20, 2021)

3.4	Certificate of Amendment to Articles of Incorporation, filed June 24, 2022 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 1, 2022)

3.5	Bylaws (incorporated by reference to Exhibit 3.B to our Registration Statement on Form S-1, filed on May 4, 2020)

10.1*	Exchange Agreement, by and between the Company and Genvor Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2021)

10.2*	Agreement and Plan of Merger, by and between the Company, Genvor Inc., and Genvor Acquisition Corp. (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 21, 2022)

10.3

Interim CEO & Executive Consultant Agreement, by and between Genvor Incorporated and Judith S. Miller, dated June 20, 2023 (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on October 10, 2023)

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

/s/ Clayton Yates	January 16, 2024
Director	Date

/s/ Jesse Jaynes	January 16, 2024
Director	Date

