Form 10-Q
period 2023-12-31
Genvor Inc
filed 2024-02-14
CIK 1792941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

(984) 261-7338

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of the registrant’s shares of common stock issued, issuable and outstanding was 20,089,786 as of February 13, 2024.

GENVOR INCORPORATED

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Genvor Incorporated

3

Genvor Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

	December 31,	September 30,
	2023	2023
ASSETS
Current assets:
Cash	$207,635	$44,354
Prepaid expenses	17,500	21,975
Other current assets	-	-
Total current assets	225,135	66,329

Fixed assets, net	15,276	15,734

Total assets	$240,411	$82,063

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Convertible notes payable	$1,017,000	$1,319,500
Accounts payable and accrued expenses	317,388	388,809
Due to related party	50,515	30,000
SBA loan	48,750	48,750
Total current liabilities	1,433,653	1,787,059
Total liabilities	1,433,653	1,787,059

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized
Preferred stock - series A, 10 shares authorized, 6 and 9 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively	-	-
Preferred stock - series B, 2,500,000 shares authorized, 2,060,536 shares issued as of December 31, 2023 and September 30, 2023, 1,558,024 outstanding as of December 31, 2023 and September 30, 2023	2,061	2,061
Common stock, $0.001 par value, 300,000,000 shares authorized, 19,835,536 and 19,061,936 shares issued, issuable and outstanding as of December 31, 2023 and September 30, 2023, respectively	19,836	19,062
Treasury stock, 502,512 shares of series B preferred stock at December 31, 2023 and September 30, 2023	(300,000)	(300,000)
Additional paid-in capital	18,155,595	16,293,188
Accumulated deficit	(19,070,734)	(17,719,307)
Total stockholders’ deficit	(1,193,242)	(1,704,996)

Total liabilities and stockholders’ deficit	$240,411	$82,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	December 31,
	2023	2022

Revenue	$-	$-

Operating expenses
Professional fees	267,586	6,804
Payroll related expenses	-	37,500
Stock-based compensation	907,100	-
Depreciation expense	458	458
Other general and administrative expenses	129,932	68,900
Total operating expenses	1,305,076	113,662

Operating loss	(1,305,076)	(113,662)

Other income (expense)
Interest expense	(16,351)	(5,846)
Penalties	(30,000)	(30,000)
Amortization of debt discount	-	(30,111)
Total other income (expense), net	(46,351)	(65,957)

Net loss	$(1,351,427)	$(179,619)

Basic and diluted net loss per common share	$(0.07)	$(0.01)
Basic and diluted weighted average common shares outstanding	19,417,421	22,471,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended December 31, 2023

(unaudited)

	Series A		Series B					Additional	Accumu-
	Preferred Stock		Preferred Stock		Common Stock		Treasury	Paid-in	lated
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, September 30, 2022	9	$-	-	$-	38,678,155	$38,678	$-	$14,608,815	$(16,041,937)	(1,394,444)
Conversion of common stock into series B preferred stock	-	-	2,060,536	2,061	(20,605,334)	(20,605)	-	18,544	-	-
Sale of common stock	-	-	-	-	300,000	300	-	149,700	-	150,000
Net loss for the period ended December 31, 2022	-	-	-	-	-	-	-	-	(179,619)	(179,619)
Balance, December 31, 2022	9	$-	2,060,536	$2,061	18,372,821	$18,373	$-	$14,777,059	$(16,221,556)	$(1,424,063)

Balance, September 30, 2023	6	$-	1,558,024	$2,061	19,061,936	$19,062	$(300,000)	$16,293,188	$(17,719,307)	$(1,704,996)
Sale of common stock	-	-	-	-	623,600	624	-	577,976	-	578,600
Issuance of common stock erroneously omitted from prior year	-	-	-	-	50,000	50	-	(50)	-	-
Double issuance of common stock	-	-	-	-	60,000	60	-	(60)	-	-
Issuance of warrants for services	-	-	-	-	-	-	-	907,100	-	907,100
Issuance of warrants for conversion of note payable	-	-	-	-	-	-	-	329,418	-	329,418
Issuance of common stock for conversion of note payable	-	-	-	-	40,000	40	-	48,023	-	48,023
Net loss for the period ended December 31, 2023	-	-	-	-	-	-	-	-	(1,351,427)	(1,351,427)
Balance, December 31, 2023	6	$-	1,558,024	$2,061	19,835,536	$19,836	$(300,000)	$18,155,595	$(19,070,734)	$(1,193,242)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

Condensed Consolidated Statements of Cash Flow

For the Three Months Ended December 31,

(unaudited)

	2023	2022
Cash flows from operating activities:
Net loss	$(1,351,427)	$(179,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	458	458
Stock-based compensation	907,100	-
Late fee capitalized into notes payable	30,000	-
Beneficial conversion feature	-	30,111
Changes in assets and liabilities:
Prepaid expenses	4,475	-
Other current assets	-	(13,398)
Accounts payable and accrued expenses	(26,440)	(1,075)
Due to related party	20,515	-
USDA CRADA liability	-	(246,400)
Net cash used in operating activities	(415,319)	(409,923)

Cash flows from financing activities:
Proceeds from notes payable	-	50,000
Proceeds from sale of common stock	578,600	150,000
Net cash provided by financing activities	578,600	200,000

Net increase (decrease) in cash	163,281	(209,923)

Cash at beginning of period	44,354	296,386

Cash at end of period	$207,635	$86,463

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of notes payable into warrants	$300,000	$-
Conversion of note payable into common stock	$48,063	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

December 31, 2023

(unaudited)

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

During May 2019, Old Genvor acquired Nexion Biosciences LLC (“NBLLC”) from a founder for nominal consideration as a wholly owned subsidiary. NBLLC was formed in the state of Delaware on December 28, 2018. The condensed consolidated financial statements of the Company include the accounts of Genvor Incorporated, Old Genvor, and its wholly owned subsidiary NBLLC. Intercompany accounts and transactions have been eliminated upon consolidation.

Nature of Operations

The Company’s business plan is that Genvor will be continuing its research and development addressing plant-based defense technology which then can be commercialized to help farmers and growers globally to overcome potentially catastrophic losses resulting from plant disease, toxins, bacteria, and fungi that destroy their crops. These solutions can result in greater crop yields and economic savings, which can assist in overcoming world-wide food scarcity.

Basis of Presentation

The accompanying unaudited condensed consolidated financial information as of and for the three months ended December 31, 2023, and 2022 has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended December 31, 2023, are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, as filed with the SEC.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in the consolidation. The condensed consolidated financial statements included herein, presented in accordance with U.S. GAAP and stated in United States dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2023, the Company had an accumulated deficit of $19,070,734. For the three months ended December 31, 2023, the Company recognized a net loss of $1,351,427 and had net cash used in operating activities of $415,319, with no revenues earned, and limited operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company maintains its cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. At December 31, 2023, the Company’s cash balances were not in excess of federally insured limits.

Fixed Assets

Furniture and equipment are stated at cost. Depreciation is provided by the straight-line method over the useful lives of the related assets, approximately seven years. Expenditures for minor enhancements and maintenance are expensed as incurred.

Fair Value of Financial Instruments

The book values of cash, accounts receivable, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under U.S. GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, payables, and accrued interest and short-term and long-term notes payable and are accounted for under the provisions of ASC 825, Financial Instruments. The carrying amount of these financial instruments, as reflected in the accompanying condensed consolidated balance sheets approximates fair value.

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of furniture, equipment, and a patent) are reviewed for impairment in accordance with the guidance of the ASC 360, Property, Plant, and Equipment, and ASC 205, Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. During the three months ended December 31, 2023, and 2022, the Company had not experienced impairment losses on its long-lived assets.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of professional service costs associated with the development of plant-based defense technology products. For the three months ended December 31, 2023, and 2022, the Company had $0 and $0 in research and development expenses, respectively.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2023. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended December 31, 2023.

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

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options, warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented. The Company had total potential additional dilutive securities outstanding at December 31, 2023 and 2022 of $500,000 and $665,000, respectively.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options, which simplifies accounting for convertible instruments. The new guidance eliminates two of the three models in ASC 470-20 that require separating embedded conversion features from convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of ASU 2020-06 on its condensed consolidated financial statements.

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

Payable for Patent

Notes Payable

From time to time, the Company’s subsidiary, Old Genvor, entered into unsecured notes payable with individual investors. Only Noteholder E (below) has security in the form of a personal guarantee by the CEO and prior consultant (Note 6). The terms of these notes are listed below. Several of the notes are convertible into shares of the Company’s common stock as detailed in the following schedule.

					Balance
					Convertible
			Interest	Loan	into
Noteholder	Origination	Maturity	Rate	Balance	Shares (c)
Brent Lilienthal (a) (b)	2019	12/31/2021	0%	$217,000	N/A
Mel Wentz (a) (b)	3/19/2019	4/29/2019	0%	600,000	N/A
Barkley Capital LLC	9/13/2023	3/13/2024	10%	200,000	134,000
				$1,017,000	134,000

(a)	Past due at December 31, 2023
(b)	In dispute
(c)	Convertible into common stock of the subsidiary, Old Genvor

The notes do not have default provisions except for Mel Wentz receives a default penalty of $10,000 each month the note goes unpaid.

The Company is currently disputing amounts claimed to be owed to two noteholders, Brent Lilienthal, and Mel Wentz, under state usury laws (See Note 6).

On September 13, 2023, the Company entered into a convertible promissory note with Barkley Capital LLC for $200,000. The note matures on March 13, 2024, and bear interest of 10%. The note is convertible into 134,000 shares of common stock at a value of $1.50 per share.

On November 11, 2023, John Hare converted the $300,000 note payable into 300,000 warrants with an exercise price of $0.001 (see Note 4).

On December 15, 2023, R. Kirk Huntsman converted the $32,500 note payable into 40,000 shares of common stock.

During the year ended September 30, 2023, $76,325 principal was converted into 122,115 common stock shares of the Company. Additionally, $350,000 principal and $4,114 interest were converted into 1,400,000 warrants for common stock of the Company.

Interest expense totaled $41,851 and $35,846, respectively, for the three months ended December 31, 2023, and 2022, including default penalties. Late fees totaled $30,000 and $30,000, respectively, for the three months ended December 31, 2023, and 2022. These late fees are in dispute and part of (a) and (b) above.

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

As of December 31, 2023, and September 30, 2023, there were 6 and 9 shares of Series A preferred stock issued and outstanding, respectively.

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

On September 28, 2023, as part of the Settlement Agreement with Bradley White (see Notes 6 and 7), Mr. White returned to the Company for cancellation of 502,512 shares of Series B preferred stock.

As of December 31, 2023, and September 30, 2023, there were 1,558,024 and 1,558,024 shares of Series B preferred stock issued and outstanding, respectively.

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

On February 18, 2022, the Company issued 20,000 shares of common stock, valued at $10,000 (based on the latest third-party sale of common stock) to an investor for stock compensation. Additionally, 5,000 shares were issued to a debt holder as incentive, valued at $2,500 (based on the latest third-party sale of common stock), recorded in interest expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2022.

On March 8, 2022, the Company issued 2,000,000 shares of common stock to each of its three directors, for a total of 6,000,000 shares issued valued at $3,000,000 (based on the latest third-party sale of common stock). The issuances are recorded in stock compensation in the accompanying condensed consolidated statement of operations.

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

On November 6, 2023, the Company issued 20,000 shares of common stock to an investor for $20,000.

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

On November 13, 2023, the Company issued 20,000 shares of common stock to an investor for $20,000.

On November 14, 2023, the Company issued 25,000 shares of common stock to an investor for $25,000.

On December 8, 2023, the Company issued 50,000 shares of common stock to an investor for $50,000.

On December 11, 2023, the Company issued 10,000 shares of common stock to an investor for $10,000.

On December 13, 2023, the Company issued 100,000 shares of common stock to an investor for $100,000.

On December 14, 2023, the Company issued 50,000 shares of common stock to an investor for $50,000.

On December 20, 2023, the Company issued 53,000 shares of common stock to an investor for $53,000.

On December 26, 2023, the Company issued 50,000 shares of common stock to an investor for $50,000.

Other Stock Issuances

On June 14, 2023, the Company issued 25,000 shares of common stock related to the conversion of a note payable for $12,500.

On July 1, 2023, the Company issued 29,665 shares of common stock related to the conversion of a note payable and accrued interest for $14,833.

On October 16, 2023, the Company issued 50,000 shares of common stock related to a sale of common stock in the prior year for $12,500.

On October 19, 2023, the Company issued 60,000 shares of common stock, which were a double issuance.

On December 15, 2023, the Company issued 40,000 shares of common stock related to the conversion of a note payable for $32,500.

Stock Options and Warrants

During the year ended September 30, 2023, the Company issued 2,362,900 warrants for common stock of the Company. The issuance was for the following:

●	Services - 162,900 warrants for common stock with an exercise price of $0.001, valued at $142,900
●	Services by related party – 600,000 warrants for common stock with an exercise price of $0.001, valued at $600,000
●	Settlement of debt – 200,000 warrants for common stock with an exercise price of $0.001, valued at $200,000
●	Conversion of notes payable and accrued interest – 1,400,000 warrants for common stock with an exercise price of $0.001, valued at $359,414

During the three months ended December 31, 2023, the Company issued 1,192,800 warrants for common stock of the Company. The issuance was for the following:

●	Services – 392,800 warrants for common stock with an exercise price of $0.001, valued at $392,800
●	Services by a related party – 500,000 warrants for common stock with an exercise price of $0.001, valued at $500,000
●	Conversion of notes payable – 300,000 warrants for common stock with an exercise price of $0.001, valued at $343,718 (see Note 3)

NOTE 5 – FEDERAL INCOME TAX

No provision for federal, state or foreign income taxes has been recorded for the three months ended December 31, 2023, and 2022. The Company has incurred net operating losses for all of the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed financial statements due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future. The Company’s policy is to recognize interest expense and penalties related to income tax matters as income tax expense. For the three months ended December 31, 2023, and 2022, the Company has not recognized any interest or penalties related to income taxes.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations except as noted.

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

Consulting Agreements

On October 5, 2023, the Company entered into an Interim CEO & Executive Consultant Agreement (the “Executive Consulting Agreement”) with Judith S. Miller, pursuant to which Judith S. Miller would serve as the Company’s Interim CEO, and with the Executive Consulting Agreement intended to be considered effective as of June 20, 2023, the date of Ms. Miller’s original appointment as Interim CEO of the Company. Under the Executive Consulting Agreement, which can be terminated at any time with or without cause by the Company and upon 30 days’ advance written notice by Ms. Miller, Ms. Miller will act as the Interim CEO of the Company and, among other management duties, assist the Company in recruiting a full-time CEO and/or agricultural biotechnology management professional. Following the appointment of a full-time CEO, Ms. Miller will be retained as an executive consultant for a period of 6 months thereafter. For the three months ended December 31, 2023, Ms. Miller earned $60,000.

Office Lease

The Company entered into a sublease agreement with the above consultant (providing business development assistance from 2019-2020) effective August 1, 2019, subject to the terms and conditions of the office lease held by the consultant at 15540 Quorum Drive #2624, Addison, Texas. On January 1, 2019, the Company adopted ASC 842 requiring this lease to be recorded as an asset and corresponding liability on its condensed consolidated balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. A discount rate was not used in the determination of the right of use asset and liability since its effect would not be significant. The lease moved to a month-to-month basis beginning in September 2021 at $2,810 per month in addition to common area maintenance charges. The lease was terminated in July 2023. During the three months ended December 31, 2023, and 2022, we incurred $0 and $8,430, respectively, in office rental expenses.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Consulting Agreement

On October 5, 2023, the Company entered into an Interim CEO & Executive Consultant Agreement (the “Executive Consulting Agreement”) with Judith S. Miller, pursuant to which Judith S. Miller would serve as the Company’s Interim CEO, and with the Executive Consulting Agreement intended to be considered effective as of June 20, 2023, the date of Ms. Miller’s original appointment as Interim CEO of the Company. Under the Executive Consulting Agreement, which can be terminated at any time with or without cause by the Company and upon 30 days’ advance written notice by Ms. Miller, Ms. Miller will act as the Interim CEO of the Company and, among other management duties, assist the Company in recruiting a full-time CEO and/or agricultural biotechnology management professional. Following the appointment of a full-time CEO, Ms. Miller will be retained as an executive consultant for a period of 6 months thereafter. For the three months ended December 31, 2023, Ms. Miller earned $60,000.

For the three months ended December 31, 2023, Ms. Miller was owed $46,669 in accrued compensation and for unreimbursed expenses.

Share Issuances to the Board of Directors

On March 8, 2022, the Company issued 2,000,000 shares of common stock to each of its three directors, for a total of 6,000,000 shares issued valued at $3,000,000 (based on the latest third-party sale of common stock). The issuances are recorded in stock compensation in the accompanying condensed consolidated statement of operations.

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

Receivables from Related Parties and Share Issuances to Related Parties

During 2018, Robert Bubeck, former CEO, paid $3,846 of expenses on behalf of the Company. The amount due to related party at December 31, 2023 and September 30, 2023, is $3,846 and is due on demand and non-interest bearing.

On December 30, 2023, the Company issued Robert Bubeck 50,000 warrants for common stock.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the condensed consolidated balance sheet through the date of this filing and determined there were no events to disclose except the following.

On January 5, 2024, the Company issued 6,250 shares on common stock to MZ Group, the Company’s investor relations firm. The Company is obligated to issue $25,000 worth of common stock, each on January 5, 2024, February 5, 2024, March 5, 2024, April 5, 2024, and May 5, 2024, based on the closing price of the common stock that day. On January 5, 2024, the common stock was $4.00 per share.

On January 8, 2024, the Company issued 8,000 shares of common stock for $8,000.

On January 16, 2024, the Company issued 25,000 shares of common stock for services to a consultant. The shares were valued at $25,000.

On January 16, 2024, the Company issued 115,000 shares of common stock for $115,000.

On January 16, 2024, the Company issued 25,000 shares of common stock to Ms. Miller in conjunction with her employment agreement. The shares were valued at $25,000.

On January 17, 2024, the Company issued 100,000 warrants for common stock to Ms. Miller for a contractual milestone. The warrants were valued at $100,000.

On January 17, 2024, Ms. Miller resigned as the Company’s Interim Chief Executive Officer and was appointed as a member of the Company’s Board of Directors, as the Chief Business Officer of the Company, and as the Interim Chief Financial Officer of the Company. Pursuant to the Miller Employment Agreement, which supersedes Ms. Miller’s prior Executive Consulting Agreement with the Company dated June 20, 2023, Ms. Miller will act as Chief Business Officer and Interim Chief Financial Officer of the Company until the agreement is terminated in accordance with its terms, and Ms. Miller will be compensated as follows: (i) Ms. Miller will receive a base salary of $180,000 per year; (ii) Ms. Miller will be issued 25,000 shares of Company common stock per month for a period of one year; (iii) Ms. Miller will receive an additional equity award of 250,000 shares of Company common stock upon the Company receiving the results of the scientific studies conducted by Southern Gardens/US Sugar for further use by the Company; (iv) Ms. Miller will receive an additional equity award of 50,000 shares of Company common stock upon the Company raising each tranche $1,000,000 up to an aggregate of $10,000,000; (v) Ms. Miller will receive an additional equity award of 50,000 shares of Company common stock upon the Company raising $2,500,000; (vi) Ms. Miller will receive an additional equity award of 100,000 shares of Company common stock upon the Company raising $6,000,000, and (vii) Ms. Miller will receive an additional equity award of 100,000 shares of Company common stock upon the Company raising $10,000,000.

On January 17, 2024, the Company executed an advisor agreement with Dr. Jesse Jaynes, a director of the Company (the “Jaynes Advisor Agreement”). Dr. Jaynes will be compensated as follows: (i) Dr. Jaynes will be paid a $50,000 signing bonus; (ii) Dr. Jaynes will be paid $5,000 per month; (iii) Dr. Jaynes will be paid $100,000 and 25,000 shares of Company common stock upon the completion of formulation and production of a peptide topical spray (biological fungicide) that is effective in its utilization of AMPs treating plant disease, for any of the identified spectrums of crops that are targeted by the Company; (iv) Dr. Jaynes will be paid $100,000 and 25,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by United States, such as the United States Environmental Protection Agency (the EPA), the United States Department of Agriculture (the USDA), and/or the United States Food and Drug Administration (the FDA), for the commercialization of the topical spray; (v) Dr. Jaynes will be paid $100,000 and 25,000 shares of Company common stock upon the commercial sale of a minimum of $10,000,000 of the topical spray; and (vi) Dr. Jaynes will be paid $100,000 and 25,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by the United States, such as the EPA, USDA, and/or the FDA, for the commercialization of the first seed trait based upon the Company’s patents and targeted spectrums of crops.

On January 17, 2024, the Company executed an advisor agreement with Dr. Clayton Yates, a director of the Company (the “Yates Advisor Agreement”). Dr. Yates will be compensated as follows: (i) Dr. Yates will be paid a $50,000 signing bonus; (ii) Dr. Yates will be paid $5,000 per month; (iii) Dr. Yates will be paid $100,000 and 25,000 shares of Company common stock upon the completion of formulation and production of a peptide topical spray (biological fungicide) that is effective in its utilization of AMPs treating plant disease, for any of the identified spectrums of crops that are targeted by the Company; (iv) Dr. Yates will be paid $100,000 and 25,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by United States, such as the United States Environmental Protection Agency (the EPA), the United States Department of Agriculture (the USDA), and/or the United States Food and Drug Administration (the FDA), for the commercialization of the topical spray; (v) Dr. Yates will be paid $100,000 and 25,000 shares of Company common stock upon the commercial sale of a minimum of $10,000,000 of the topical spray; and (vi) Dr. Yates will be paid $100,000 and 25,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by the United States, such as the EPA, USDA, and/or the FDA, for the commercialization of the first seed trait based upon the Company’s patents and targeted spectrums of crops.

On January 17, 2024, the Company was appointed as Chief Executive Officer of the Company. Pursuant to the Pawlak Employment Agreement, Mr. Pawlak will act as Chief Executive Officer of the Company until the agreement is terminated in accordance with its terms, and Mr. Pawlak will be compensated as follows: (i) Mr. Pawlak will receive a base salary of $300,000 per year; (ii) Mr. Pawlak will be eligible for annual incentive bonus awards of up to 30% of Mr. Pawlak’s then-current base salary in the discretion of the compensation committee of the Board, provided that such bonus for the first year of employment shall be earned for the completion of formulation and production of a peptide topical spray (biological fungicide) that is effective in its utilization of AMPs treating plant disease, for any of the identified spectrums of crops that are targeted by the Company (the “First Milestone”), and the bonus for the second year of employment shall be earned for the receipt of regulatory approval from any of those federal agencies required by United States, such as the United States Environmental Protection Agency (the EPA), the United States Department of Agriculture (the USDA), and/or the United States Food and Drug Administration (the FDA), for the commercialization of the topical spray (the “Second Milestone”); (iii) Mr. Pawlak will initially receive 50,000 shares of Company common stock, and 950,000 shares of Company common stock which shall vest monthly for a period of 36 months (25,000 shares a month for months 1-34, and 50,000 shares a month for months 35-36); (iv) Mr. Pawlak will receive an additional equity award of 1,000,000 shares of Company common stock upon achievement of the First Milestone; (v) Mr. Pawlak will receive an additional equity award of 1,000,000 shares of Company common stock upon achievement of the Second Milestone; (vi) Mr. Pawlak will receive an additional equity award of 1,000,000 shares of Company common stock upon the commercial sale of a minimum of $10,000,000 of the topical spray; and (vii) Mr. Pawlak will receive an additional equity award of 1,000,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by the United States, such as the EPA, USDA, and/or the FDA, for the commercialization of the first seed trait based upon the Company’s patents and targeted spectrums of crops.

Effective as of January 17, 2024, the Company entered into (i) indemnification agreements with each of its officers and directors, Mr. Pawlak, Ms. Miller, Dr. Jaynes and Dr. Yates (the “Indemnification Agreements”), (ii) an employment agreement with Mr. Pawlak (the “Pawlak Employment Agreement”), (iii) an employment agreement with Ms. Miller (the “Miller Employment Agreement”), (iv) a science advisor agreement with Dr. Jaynes (the “Jaynes Advisor Agreement”), and (v) a science advisor agreement with Dr. Yates (the “Yates Advisor Agreement”).

On January 17, 2024, the Company issued 50,000 shares of common stock to Mr. Pawlak in conjunction with his employment agreement. The shares were valued at $50,000.

On February 7, 2024, the Company filed suit against Justin Kimbrough and Prosperity Consultants, LLC, in the 14th Judicial District Court for Dallas County, Texas (case no. DC-24-02022), alleging fraud, conversion, unjust enrichment and other causes of action arising from the defendants’ improper receipt of shares of Company common stock under agreements which required the defendants to provide services to the Company and which services the defendants ultimately never provided. The Company is seeking monetary damages and for a constructive trust to be imposed on defendants’ shares of Company common stock and for them to be returned to the Company.

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

Reports to Security Holders

The Company is required to file reports pursuant to Section 15(d) of the Securities Exchange Act of 1934 and is required to furnish its stockholders with annual reports containing consolidated financial statements audited by its independent registered public accounting firm and to make available quarterly reports containing unaudited condensed consolidated financial statements for each of the first three quarters of each fiscal year ending September 30th. The Company files Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission. The Company may also file additional documents with the Commission if those documents become necessary in the course of its operations.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto for the three and nine months ended December 31, 2023, and 2022, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“U.S. GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $19,070,734 from its inception to December 31, 2023, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended December 31, 2023, and 2022

Revenues

We did not earn any revenues during the three months ended December 31, 2023, and 2022.

Operating Loss

During the three months ended December 31, 2023, and 2022, the Company had an operating loss of $1,305,076 and $113,662, respectively. For the three months December 31, 2023, the primary expenses were stock-based compensation of $907,100. The increase in operating loss was primarily due to increases in stock-based compensation, professional fees and other general administrative expenses during the three months ended December 31, 2023, as compared to the three months ended December 31, 2022.

Net Loss

The Company incurred a net loss of $1,351,427 and $179,619, respectively, during the three months ended December 31, 2023, and 2022, primarily as a result of the increasing operating loss described previously.

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

Cash Flows from Operating Activities

For the three months ended December 31, 2023, as compared to the three months ended December 31, 2022, cash used in operating expenses increased due to payments of accounts payable, as well as due to an increase in professional fees.

Cash Flows from Investing Activities

For the three months ended December 31, 2023, no cashflows were provided by or used in investing activities.

Cash Flows from Financing Activities

For the three months ended December 31, 2023, cash was raised through the sale of common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 7, 2024, the Company filed suit against Justin Kimbrough and Prosperity Consultants, LLC, in the 14th Judicial District Court for Dallas County, Texas (case no. DC-24-02022), alleging fraud, conversion, unjust enrichment and other causes of action arising from the defendants’ improper receipt of shares of Company common stock under agreements which required the defendants to provide services to the Company and which services the defendants ultimately never provided. The Company is seeking monetary damages and for a constructive trust to be imposed on defendants’ shares of Company common stock and for them to be returned to the Company

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 1, 2023, the Company issued 50,000 shares of common stock to an investor for $50,000.

On November 1, 2023, the Company issued 20,000 shares of common stock to an investor for $20,000.

On November 1, 2023, the Company issued 20,000 shares of common stock to an investor for $20,000.

On November 6, 2023, the Company issued 20,000 shares of common stock to an investor for $20,000.

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

On November 13, 2023, the Company issued 20,000 shares of common stock to an investor for $20,000.

On November 14, 2023, the Company issued 25,000 shares of common stock to an investor for $25,000.

On December 8, 2023, the Company issued 50,000 shares of common stock to an investor for $50,000.

On December 11, 2023, the Company issued 10,000 shares of common stock to an investor for $10,000.

On December 13, 2023, the Company issued 100,000 shares of common stock to an investor for $100,000.

On December 14, 2023, the Company issued 50,000 shares of common stock to an investor for $50,000.

On December 20, 2023, the Company issued 53,000 shares of common stock to an investor for $53,000.

On December 26, 2023, the Company issued 50,000 shares of common stock to an investor for $50,000.

On January 8, 2024, the Company issued 8,000 shares of common stock for $8,000.

On January 16, 2024, the Company issued 25,000 shares of common stock for services to a consultant. The shares were valued at $25,000.

On January 16, 2024, the Company issued 115,000 shares of common stock for $115,000.

On January 16, 2024, the Company issued 25,000 shares of common stock to Ms. Miller in conjunction with her employment agreement. The shares were valued at $25,000.

On January 17, 2024, the Company issued 50,000 shares of common stock to Mr. Pawlak in conjunction with his employment agreement. The shares were valued at $50,000.

During the three months ended December 31, 2023, the Company issued 1,192,800 warrants to purchase common stock of the Company. The issuances were for the following:

●	Services – 392,800 warrants for common stock with an exercise price of $0.001, valued at $392,800.
●	Services by a related party – 500,000 warrants for common stock with an exercise price of $0.001, valued at $500,000.
●	Conversion of notes payable – 300,000 warrants for common stock with an exercise price of $0.001, valued at $300,000.

The forgoing securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

3.1	Florida Articles of Incorporation (incorporated by reference to Exhibit 3.A to our Registration Statement on Form S-1, filed on May 4, 2020)

3.2	Nevada Articles of Incorporation (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on July 20, 2021)

3.3	Certificate of Correction to Nevada Articles of Incorporation (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed on July 20, 2021)

3.4	Bylaws (incorporated by reference to Exhibit 3.B to our Registration Statement on Form S-1, filed on May 4, 2020)

10.1*	Exchange Agreement, by and between the Company and Genvor Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2021)

10.2*	Agreement and Plan of Merger, by and between the Company, Genvor Inc., and Genvor Acquisition Corp. (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 21, 2022)

10.3	Employment Agreement, by and between Genvor Incorporated and Chad Pawlak, dated January 17, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 23, 2024)

10.4	Employment Agreement, by and between Genvor Incorporated and Judith S. Miller, dated January 17, 2024 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 23, 2024)

10.5	Science Advisor Agreement, by and between Genvor Incorporated and Jesse Jaynes, dated January 16, 2024 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 23, 2024)

10.6	Science Advisor Agreement, by and between Genvor Incorporated and Clayton Yates, dated January 16, 2024 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on January 23, 2024)

10.7	Indemnification Agreement, by and between Genvor Incorporated and Chad Pawlak, dated January 17, 2024 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on January 23, 2024)

10.8	Indemnification Agreement, by and between Genvor Incorporated and Judith S. Miller, dated January 17, 2024 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on January 23, 2024)

10.9	Indemnification Agreement, by and between Genvor Incorporated and Jesse Jaynes, dated January 17, 2024 (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on January 23, 2024)

10.10	Indemnification Agreement, by and between Genvor Incorporated and Clayton Yates, dated January 17, 2024 (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on January 23, 2024)

31.1**	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2**	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS***	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

GENVOR INCORPORATED

Date: February 14, 2024	By:	/s/ Chad Pawlak
Chad Pawlak
Chief Executive Officer,

Date: February 14, 2024	By:	/s/ Judith S. Miller
Judith S. Miller
Interim Chief Financial Officer

