Form 10-Q
period 2024-03-31
Genvor Inc
filed 2024-05-13
CIK 1792941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of the registrant’s shares of common stock issued, issuable and outstanding was 20,204,608 as of May 12, 2024.

GENVOR INCORPORATED

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Genvor Incorporated

3

Genvor Incorporated

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash	$8,923	$44,354
Prepaid expenses	9,975	21,975
Total current assets	18,898	66,329

Fixed assets, net	14,818	15,734

Total assets	$33,716	$82,063

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Convertible notes payable	$867,000	$1,319,500
Accounts payable and accrued expenses	181,044	388,809
Due to related party	37,969	30,000
SBA loan	48,750	48,750
Total current liabilities	1,134,763	1,787,059
Total liabilities	1,134,763	1,787,059

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized
Preferred stock - series A, 10 shares authorized, 9 and 9 shares issued as of March 31, 2024 and September 30, 2023, respectively, and 6 and 9 shares outstanding as of March 31, 2024 and September 30, 2023, respectively	-	-
Preferred stock – series B, 2,500,000 shares authorized, 2,060,536 and 2,060,536 shares issued as of March 31, 2024 and September 30, 2023, respectively, 1,558,024 and 1,558,024 outstanding as of March 31, 2024 and September 30, 2023, respectively	2,061	2,061
Common stock, $0.001 par value, 300,000,000 shares authorized, 20,094,608 and 19,061,936 shares issued, issuable and outstanding as of March 31, 2024 and September 30, 2023, respectively	20,095	19,062
Treasury stock, 502,512 and 502,512 shares of series B preferred stock at March 31, 2024 and September 30, 2023, respectively	(300,000)	(300,000)
Additional paid-in capital	19,019,586	16,293,188
Accumulated deficit	(19,842,789)	(17,719,307)
Total stockholders’ deficit	(1,101,047)	(1,704,996)

Total liabilities and stockholders’ deficit	$33,716	$82,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023

Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	177,453	58,858	445,039	65,662
Payroll related expenses	69,965	37,500	69,965	75,000
Research and development	33,110	-	33,110	-
Stock-based compensation	406,250	-	1,313,350	-
Marketing expenses	8,297	-	8,297	-
Investor and public relations	38,750	-	74,750	-
Other general and administrative expenses	13,575	58,924	107,965	128,282
Total operating expenses	747,400	155,282	2,052,476	268,944

Operating loss	(747,400)	(155,282)	(2,052,476)	(268,944)

Other income (expense)
Interest expense	(481)	(5,819)	(16,832)	(11,665)
Penalties	(30,000)	(30,000)	(60,000)	(60,000)
Amortization of debt discount	-	(30,111)	-	(60,222)
Gain on settlement of liabilities, net	5,826	-	5,826	-
Total other income (expense)	(24,655)	(65,930)	(71,006)	(131,887)

Net loss	$(772,055)	$(221,212)	$(2,123,482)	$(400,831)

Basic and diluted net loss per common share	$(0.04)	$(0.01)	$(0.11)	$(0.02)
Basic and diluted weighted average common shares outstanding	19,669,477	18,381,710	19,596,756	20,449,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended March 31, 2024

(unaudited)

	Series A		Series B					Additional	Accumu-
	Preferred Stock		Preferred Stock		Common Stock		Treasury	Paid-in	lated
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, September 30, 2022	9	$-	-	$-	38,678,155	$38,678	$-	$14,608,815	$(16,041,937)	(1,394,444)
Conversion of common stock into series B preferred stock	-	-	2,060,536	2,061	(20,605,334)	(20,605)	-	18,544	-	-
Sale of common stock	-	-	-	-	300,000	300	-	149,700	-	150,000
Net loss for the period ended December 31, 2022	-	-	-	-	-	-	-	-	(179,619)	(179,619)
Balance, December 31, 2022	9	-	2,060,536	2,061	18,372,821	18,373	-	14,777,059	(16,221,556)	(1,424,063)
Sale of common stock	-	-	-	-	50,000	50	-	12,450	-	12,500
Net loss for the period ended March 31, 2023	-	-	-	-	-	-	-	-	(221,212)	(221,212)
Balance, March 31, 2023	9	$-	2,060,536	$2,061	18,422,821	$18,423	$-	$14,789,509	$(16,442,768)	$(1,632,775)

Balance, September 30, 2023	6	$-	1,558,024	$2,061	19,061,936	$19,062	$(300,000)	$16,293,188	$(17,719,307)	$(1,704,996)
Sale of common stock	-	-	-	-	623,600	624	-	577,976	-	578,600
Issuance of common stock erroneously omitted from prior year	-	-	-	-	50,000	50	-	(50)	-	-
Double issuance of common stock	-	-	-	-	60,000	60	-	(60)	-	-
Issuance of warrants for services	-	-	-	-	-	-	-	907,100	-	907,100
Issuance of warrants for conversion of note payable	-	-	-	-	-	-	-	329,418	-	329,418
Issuance of common stock for conversion of note payable	-	-	-	-	40,000	40	-	48,023	-	48,063
Net loss for the period ended December 31, 2023	-	-	-	-	-	-	-	-	(1,351,427)	(1,351,427)
Balance, December 31, 2023	6	-	1,558,024	2,061	19,835,536	19,836	(300,000)	18,155,595	(19,070,734)	(1,193,242)
Issuance of common stock for services	-	-	-	-	251,072	251	-	305,999	-	306,250
Issuance of common stock for conversion of note payable	-	-	-	-	210,000	210	-	209,790	-	210,000
Sale of common stock	-	-	-	-	248,000	248	-	247,752	-	248,000
Issuance of warrants for services	-	-	-	-	-	-	-	100,000	-	100,000
Cancellation of common stock	-	-	-	-	(450,000)	(450)	-	450	-	-
Net loss for the period ended March 31, 2024	-	-	-	-	-	-	-	-	(772,055)	(772,055)
Balance, March 31, 2024	6	$-	1,558,024	$2,061	20,094,608	$20,095	$(300,000)	$19,019,586	$(19,842,789)	$(1,101,047)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

Condensed Consolidated Statements of Cash Flow

For the Six Months Ended March 31,

(unaudited)

	2024	2023
Cash flows from operating activities:
Net loss	$(2,123,482)	$(400,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	916	916
Stock-based compensation	1,313,350	-
Late fee capitalized into notes payable	60,000	60,000
Gain on settlement of liabilities, net	(5,826)	-
Amortization of debt discount	-	60,222
Changes in assets and liabilities:
Prepaid expenses	12,000	-
Other current assets	-	(13,397)
Accounts payable and accrued expenses	(126,958)	32,117
Due to related party	7,969	-
USDA CRADA liability	-	(246,400)
Net cash used in operating activities	(862,031)	(507,373)

Cash flows from financing activities:
Proceeds from notes payable	-	50,000
Proceeds from sale of common stock	826,600	162,500
Net cash provided by financing activities	826,600	212,500

Net decrease in cash	(35,431)	(294,873)

Cash at beginning of period	44,354	296,386

Cash at end of period	$8,923	$1,513

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Conversion of note payable into common stock	$258,063	$-
Conversion of notes payable into warrants	$329,418	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Company Background

On May 27, 2022, Genvor Incorporated, formerly known as Allure Worldwide, Inc. (the “Company” or “Genvor” or “we”), a Nevada corporation, Genvor Acquisition, Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Genvor Inc., a Delaware corporation (“Old Genvor”), completed their previously announced merger transaction pursuant to which the Company acquired Old Genvor (the “Acquisition”), and Old Genvor became a wholly-owned subsidiary of the Company. The Acquisition was completed pursuant to an Exchange Agreement, dated as of January 11, 2021 (the “Acquisition Agreement”), pursuant to which Old Genvor was to be acquired by the Company as its wholly owned subsidiary and each share of Old Genvor common stock would be exchanged for a share of the Company’s common stock, and a merger agreement, dated March 2, 2022 (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Old Genvor, with Old Genvor continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger, and each share of Old Genvor being converted into the right to receive a share of the Company (the “Merger”). After closing of the Merger, the Company was renamed “Genvor Incorporated.” Genvor develops plant-based defense technology designed to help farmers achieve global food security.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial information as of and for the six months ended March 31, 2024, and 2023 has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the six months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2024, the Company had an accumulated deficit of $19,842,789. For the six months ended March 31, 2024, the Company recognized a net loss of $2,123,482 and had net cash used in operating activities of $862,031, with no revenues earned, and limited operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company maintains its cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. At March 31, 2024, the Company’s cash balances were not in excess of federally insured limits.

Fixed Assets

Furniture and equipment are stated at cost. Depreciation is provided by the straight-line method over the useful lives of the related assets, approximately seven years. Expenditures for minor enhancements and maintenance are expensed as incurred.

Fair Value of Financial Instruments

The book values of cash and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under U.S. GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).

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

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of furniture, equipment, and a patent) are reviewed for impairment in accordance with the guidance of the ASC 360, Property, Plant, and Equipment, and ASC 205, Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. During the six months ended March 31, 2024, and 2023, the Company had not experienced impairment losses on its long-lived assets.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of professional service costs associated with the development of plant-based defense technology products. For the six months ended March 31, 2024, and 2023, the Company had $33,110 and $0 in research and development expenses, respectively.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of March 31, 2024. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the six months ended March 31, 2024.

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

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options, warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented. The Company had total potential additional dilutive securities outstanding at March 31, 2024 and 2023 of $0 and $665,000, respectively.

Recent Accounting Pronouncements

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

Payable for Patent

Notes Payable

From time to time, the Company’s subsidiary, Old Genvor, enters into unsecured notes payable with individual investors. Only Noteholder E (below) has security in the form of a personal guarantee by the CEO and prior consultant (Note 6). The terms of these notes are listed below. Several of the notes are convertible into shares of the Company’s common stock as detailed in the following schedule.

			Interest	Loan
Noteholder	Origination	Maturity	Rate	Balance
Brent Lilienthal (a) (b)	2019	12/31/2021	0%	$217,000
Mel Wentz (a) (b)	3/19/2019	4/29/2019	0%	650,000
				$867,000

(a)	Past due at March 31, 2024
(b)	In dispute

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

On March 9, 2024, Barkley converted the $200,000 note payable, with $10,000 accrued interest, into 210,000 shares of common stock.

During the year ended September 30, 2023, $76,325 principal was converted into 122,115 common stock shares of the Company. Additionally, $350,000 principal and $4,114 interest were converted into 1,400,000 warrants for common stock of the Company.

Interest expense totaled $16,832 and $11,665, respectively, for the six months ended March 31, 2024, and 2023, including default penalties. Late fees totaled $60,000 and $60,000, respectively, for the six months ended March 31, 2024, and 2023. These late fees are in dispute and part of (a) and (b) above.

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

As of March 31, 2024, and September 30, 2023, there were 6 and 9 shares of Series A preferred stock issued and outstanding, respectively.

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

As of March 31, 2024, and September 30, 2023, there were 1,558,024 and 1,558,024 shares of Series B preferred stock issued and outstanding, respectively.

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

Shares Issued for Services

On January 1, 2024, the Company issued 3,750 shares of common stock for services valued at $3,750.

On January 16, 2024, the Company issued 25,000 shares of common stock valued at $25,000 to Good Works Funding, LLC, an entity controlled by Judith Miller, the CBO and a director of the Company, for services as defined in her employment agreement.

On January 17, 2024, the Company issued 50,000 shares of common stock valued at $50,000 to Chad Pawlak, the CEO of the Company, for services as defined in his employment agreement.

On January 17, 2024, the Company issued 25,000 shares of common stock for services valued at $25,000.

On February 2, 2024, the Company issued 1,250 shares of common stock for services valued at $1,250.

On February 5, 2024, the Company issued 6,250 shares of common stock for services valued at $6,250.

On February 16, 2024, the Company issued 25,000 shares of common stock valued at $25,000 to Good Works Funding, LLC, an entity controlled by Judith Miller, the CBO and a director of the Company, for services as defined in her employment agreement.

On February 17, 2024, the Company issued 25,000 shares of common stock valued at $25,000 to Chad Pawlak, the CEO of the Company, for services as defined in his employment agreement.

On March 2, 2024, the Company issued 1,429 shares of common stock for services valued at $1,429.

On March 5, 2024, the Company issued 13,393 shares of common stock for services valued at $13,393.

On March 11, 2024, the Company issued 25,000 shares of common stock for services valued at $25,000.

On March 16, 2024, the Company issued 25,000 shares of common stock valued at $25,000 to Good Works Funding, LLC, an entity controlled by Judith Miller, the CBO and a director of the Company, for services as defined in her employment agreement.

On March 17, 2024, the Company issued 25,000 shares of common stock valued at $25,000 to Chad Pawlak, the CEO of the Company, for services as defined in his employment agreement.

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

On January 8, 2024, the Company issued 8,000 shares of common stock to an investor for $8,000.

On January 16, 2024, the Company issued 115,000 shares of common stock to an investor for $115,000.

On February 29, 2024, the Company issued 50,000 shares of common stock to an investor for $50,000.

On March 14, 2024, the Company issued 50,000 shares of common stock to an investor for $50,000,

On March 26, 2024, the Company issued 25,000 shares of common stock to an investor for $25,000.

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

On March 9, 2024, the Company issued 210,000 shares of common stock related to the conversion of a note payable for $200,000 and accrued interest of $10,000.

Stock Cancellation

On January 16, 2024, a shareholder agreed to return 450,000 shares of common stock that they received incorrectly in a prior year.

Stock Options and Warrants

During the year ended September 30, 2023, the Company issued 2,362,900 warrants for common stock of the Company. The issuance was for the following:

●	Services - 162,900 warrants for common stock with an exercise price of $0.001, valued at $142,900
●	Services by related party – 600,000 warrants for common stock with an exercise price of $0.001, valued at $600,000
●	Settlement of debt – 200,000 warrants for common stock with an exercise price of $0.001, valued at $200,000
●	Conversion of notes payable and accrued interest – 1,400,000 warrants for common stock with an exercise price of $0.001, valued at $359,414

During the six months ended March 31, 2024, the Company issued 1,292,800 warrants for common stock of the Company. The issuance was for the following:

●	Services – 392,800 warrants for common stock with an exercise price of $0.001, valued at $392,800
●	Services by a related party – 600,000 warrants for common stock with an exercise price of $0.001, valued at $600,000
●	Conversion of notes payable – 300,000 warrants for common stock with an exercise price of $0.001, valued at $343,718 (see Note 3)

NOTE 5 – FEDERAL INCOME TAX

No provision for federal, state or foreign income taxes has been recorded for the six months ended March 31, 2024, and 2023. The Company has incurred net operating losses for all of the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed financial statements due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future. The Company’s policy is to recognize interest expense and penalties related to income tax matters as income tax expense. For the six months ended March 31, 2024, and 2023, the Company has not recognized any interest or penalties related to income taxes.

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

On April 12, 2024, the Company filed suit against Richard Saied, in the 192nd Judicial District Court for Dallas County, Texas (case no. DC-24-05442), alleging fraud, conversion, unjust enrichment and other causes of action arising from the defendant’s improper receipt of shares of Company common stock under an agreement which required the defendant to provide services to the Company and which services the defendant ultimately never provided. The Company is seeking monetary damages and for a constructive trust to be imposed on defendant’s shares of Company common stock and for them to be returned to the Company.

Subscription Agreement and Cash Held in Escrow

On February 20, 2019, the Company entered into a subscription escrow agreement (the “Trust Agreement”) with Branch Banking and Trust Company (“BB&T”). This Trust Agreement was established for the subscription agreement proceeds raised and escrowed pursuant to the Company’s prior Rule 419 S-1 offering. The balance held in trust at March 31, 2024 and September 30, 2023 totaled $19,705.

Consulting Agreements

On October 5, 2023, the Company entered into an Interim CEO & Executive Consultant Agreement (the “Executive Consulting Agreement”) with Judith S. Miller, pursuant to which Judith S. Miller would serve as the Company’s Interim CEO, and with the Executive Consulting Agreement intended to be considered effective as of June 20, 2023, the date of Ms. Miller’s original appointment as Interim CEO of the Company. Under the Executive Consulting Agreement, which can be terminated at any time with or without cause by the Company and upon 30 days’ advance written notice by Ms. Miller, Ms. Miller will act as the Interim CEO of the Company and, among other management duties, assist the Company in recruiting a full-time CEO and/or agricultural biotechnology management professional. Following the appointment of a full-time CEO, Ms. Miller will be retained as an executive consultant for a period of 6 months thereafter. For the six months ended March 31, 2024, Ms. Miller earned $120,000.

Research and Development Agreement

During September 2020, the Company assumed a Cooperative Research and Development Agreement (“CRADA”) with the United States Department of Agriculture (“USDA”), Agricultural Research Service (“ARS”). Under this agreement, the Company committed to funding the remaining amount due. As of March 31, 2024, there are no balances due.

Settlement Agreement

On September 28, 2023, the Company entered into a Settlement Agreement with Bradley White, former CEO and director of the Company, who was terminated on June 20, 2023. As part of the Settlement Agreement, Mr. White was to receive a total settlement of $300,000, payable in tranches of $50,000, beginning on September 28, 2023, or within seven days, and each subsequent payment on the monthly anniversary of the Settlement Agreement execution. In exchange for the settlement, Mr. White returned to the Company for cancellation of the following: 3 shares of Series A preferred stock and 502,512 shares of Series B preferred stock. As of March 31, 2024, a balance of $60,000 was payable. See Notes 4 and 7.

NOTE 7 – RELATED PARTY TRANSACTIONS

Consulting Agreement

On October 5, 2023, the Company entered into an Interim CEO & Executive Consultant Agreement (the “Executive Consulting Agreement”) with Judith S. Miller, pursuant to which Judith S. Miller would serve as the Company’s Interim CEO, and with the Executive Consulting Agreement intended to be considered effective as of June 20, 2023, the date of Ms. Miller’s original appointment as Interim CEO of the Company. Under the Executive Consulting Agreement, which can be terminated at any time with or without cause by the Company and upon 30 days’ advance written notice by Ms. Miller, Ms. Miller will act as the Interim CEO of the Company and, among other management duties, assist the Company in recruiting a full-time CEO and/or agricultural biotechnology management professional. Following the appointment of a full-time CEO, Ms. Miller will be retained as an executive consultant for a period of 6 months thereafter. For the six months ended March 31, 2024, Ms. Miller earned $120,000.

As of March 31, 2024, Ms. Miller was owed $28,714 in accrued compensation and for unreimbursed expenses.

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

On February 16, 2024, the Company issued 25,000 shares of common stock valued at $25,000 to Good Works Funding, LLC, an entity controlled by Judith Miller, the CBO and a director of the Company, for services as defined in her employment agreement.

On March 16, 2024, the Company issued 25,000 shares of common stock valued at $25,000 to Good Works Funding, LLC, an entity controlled by Judith Miller, the CBO and a director of the Company, for services as defined in her employment agreement.

Payables to Related Parties and Share Issuances to Related Parties

Chad Pawlak

As of March 31, 2024, Mr. Pawlak, the Company’s CEO, is due $5,409 in reimbursable expenses.

On January 17, 2024, the Company issued 50,000 shares of common stock valued at $50,000 to Chad Pawlak, the CEO of the Company, for services as defined in his employment agreement.

On February 17, 2024, the Company issued 50,000 shares of common stock valued at $50,000 to Chad Pawlak, the CEO of the Company, for services as defined in his employment agreement.

On March 17, 2024, the Company issued 50,000 shares of common stock valued at $50,000 to Chad Pawlak, the CEO of the Company, for services as defined in his employment agreement.

Judith Miller

As of March 31, 2024, Ms. Miller was owed $28,714 in accrued compensation and for unreimbursed expenses.

On January 16, 2024, the Company issued 25,000 shares of common stock valued at $25,000 to Good Works Funding, LLC, an entity controlled by Judith Miller, the CBO and a director of the Company, for services as defined in her employment agreement.

On February 16, 2024, the Company issued 25,000 shares of common stock valued at $25,000 to Good Works Funding, LLC, an entity controlled by Judith Miller, the CBO and a director of the Company, for services as defined in her employment agreement.

On March 16, 2024, the Company issued 25,000 shares of common stock valued at $25,000 to Good Works Funding, LLC, an entity controlled by Judith Miller, the CBO and a director of the Company, for services as defined in her employment agreement.

For the six months ended March 31, 2024, Ms. Miller has been issued 600,000 warrants for common stock with an exercise price of $0.001, valued at $600,000.

Robert Bubeck

During 2018, Robert Bubeck, former CEO, paid $3,846 of expenses on behalf of the Company. The amount due to related party at March 31, 2024 and September 30, 2023, is $3,846 and is due on demand and non-interest bearing.

On December 30, 2023, the Company issued Robert Bubeck 50,000 warrants for common stock.

Settlement Agreement

On September 28, 2023, the Company entered into a Settlement Agreement with Bradley White, former CEO and director of the Company, who was terminated on June 20, 2023. As part of the Settlement Agreement, Mr. White was to receive a total settlement of $300,000, payable in tranches of $50,000, beginning on September 28, 2023, or within seven days and each subsequent payment on the anniversary date of the Settlement Agreement. In exchange for the settlement, Mr. White returned to the Company for cancellation of the following: 3 shares of Series A preferred stock and 502,512 shares of Series B preferred stock. As of March 31, 2024, the Company has a payable of $60,000. See Notes 4 and 6.

Related Party Agreements

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

On January 17, 2024, the Company appointed Chad Pawlak as Chief Executive Officer of the Company. Pursuant to the Pawlak Employment Agreement, Mr. Pawlak will act as Chief Executive Officer of the Company until the agreement is terminated in accordance with its terms, and Mr. Pawlak will be compensated as follows: (i) Mr. Pawlak will receive a base salary of $300,000 per year; (ii) Mr. Pawlak will be eligible for annual incentive bonus awards of up to 30% of Mr. Pawlak’s then-current base salary in the discretion of the compensation committee of the Board, provided that such bonus for the first year of employment shall be earned for the completion of formulation and production of a peptide topical spray (biological fungicide) that is effective in its utilization of AMPs treating plant disease, for any of the identified spectrums of crops that are targeted by the Company (the “First Milestone”), and the bonus for the second year of employment shall be earned for the receipt of regulatory approval from any of those federal agencies required by United States, such as the United States Environmental Protection Agency (the EPA), the United States Department of Agriculture (the USDA), and/or the United States Food and Drug Administration (the FDA), for the commercialization of the topical spray (the “Second Milestone”); (iii) Mr. Pawlak will initially receive 50,000 shares of Company common stock, and 950,000 shares of Company common stock which shall vest monthly for a period of 36 months (25,000 shares a month for months 1-34, and 50,000 shares a month for months 35-36); (iv) Mr. Pawlak will receive an additional equity award of 1,000,000 shares of Company common stock upon achievement of the First Milestone; (v) Mr. Pawlak will receive an additional equity award of 1,000,000 shares of Company common stock upon achievement of the Second Milestone; (vi) Mr. Pawlak will receive an additional equity award of 1,000,000 shares of Company common stock upon the commercial sale of a minimum of $10,000,000 of the topical spray; and (vii) Mr. Pawlak will receive an additional equity award of 1,000,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by the United States, such as the EPA, USDA, and/or the FDA, for the commercialization of the first seed trait based upon the Company’s patents and targeted spectrums of crops.

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

NOTE 8 – INTELLECTUAL PROPERTIES

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

On April 5, 2024, the Company issued 10,000 shares of common stock to an investor for $10,000.

On April 16, 2024, the Company issued 50,000 shares of common stock to an investor for $50,000.

On April 16, 2024, the Company issued 25,000 shares of common stock valued at $25,000 to Good Works Funding, LLC, an entity controlled by Judith Miller, the CBO and a director of the Company, for services as defined in her employment agreement.

On April 17, 2024, the Company issued 25,000 shares of common stock valued at $25,000 to Chad Pawlak, the CEO of the Company, for services as defined in his employment agreement.

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

14 https://www.researchandmarkets.com/reports/5317983/agricultural-biologicals-market-forecasts-from.

15 Id.

16 Id

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

Recent Activity

The Company has actively participated in two prominent biotechnology conferences and one significant industry event this quarter. Moreover, productive engagements with USDA partners have enhanced our ongoing multi-year studies on seed traits in corn, focusing on combatting a wide array of pathogens, including aflatoxin. The company has reached an agreement to broaden its research collaboration with the USDA, encompassing barley studies at its Midwest research facility.

Our outreach efforts extended to major agricultural enterprises, facilitating discussions on potential partnership opportunities to bring Genvor’s peptide portfolio to market. Multiple product formats are currently under evaluation and development, with our steadfast commitment to the license-first business model. The company is collaborating with several contract manufacturing firms to develop efficient and cost-effective fermentation systems. This initiative aims to meet the manufacturing requirements of commercial partnerships and ensure the ability to offer economically viable pricing that aligns with market expectations in the global agricultural sector.

Exploration of international animal health research collaborations is underway, including discussions with a leading animal health research company. Concurrently, we are intensifying efforts in non-GMO product development and expediting the innovation of novel peptides.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto for the three and six months ended March 31, 2024, and 2023, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“U.S. GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $19,842,789 from its inception to March 31, 2024, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended March 31, 2024, and 2023

Revenues

We did not earn any revenues during the three months ended March 31, 2024, and 2023.

Operating Loss

During the three months ended March 31, 2024, and 2023, the Company had an operating loss of $747,400 and $155,282, respectively. For the three months March 31, 2024, the primary expenses were stock-based compensation of $406,250 and professional fees of $177,453.

Net Loss

The Company incurred a net loss of $772,055 and $221,212, respectively, during the three months ended March 31, 2024, and 2023, primarily as a result of the increasing operating loss described previously.

For the Six Months Ended March 31, 2024, and 2023

Revenues

We did not earn any revenues during the six months ended March 31, 2024, and 2023.

Operating Loss

During the six months ended March 31, 2024, and 2023, the Company had an operating loss of $2,052,477 and $268,944, respectively. For the six months March 31, 2024, the primary expenses were stock-based compensation of $1,313,350 and professional fees of $445,039.

Net Loss

The Company incurred a net loss of $2,123,482 and $400,831, respectively, during the six months ended March 31, 2024, and 2023, primarily as a result of the increasing operating loss described previously.

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

Cash Flows from Operating Activities

For the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, cash used in operating expenses increased due to payments of accounts payable, as well as due to an increase in professional fees.

Cash Flows from Investing Activities

For the three months ended March 31, 2024, no cashflows were provided by or used in investing activities.

Cash Flows from Financing Activities

For the three months ended March 31, 2024, cash was raised through the sale of common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 12, 2024, the Company filed suit against Richard Saied, in the 192nd Judicial District Court for Dallas County, Texas (case no. DC-24-05442), alleging fraud, conversion, unjust enrichment and other causes of action arising from the defendant’s improper receipt of shares of Company common stock under an agreement which required the defendant to provide services to the Company and which services the defendant ultimately never provided. The Company is seeking monetary damages and for a constructive trust to be imposed on defendant’s shares of Company common stock and for them to be returned to the Company.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 1, 2024, the Company issued 3,750 shares of common stock for services valued at $15,000.

On January 8, 2024, the Company issued 8,000 shares of common stock to an investor for $8,000.

On January 16, 2024, the Company issued 115,000 shares of common stock to an investor for $115,000.

On January 16, 2024, the Company issued 25,000 shares of common stock valued at $25,000 to Good Works Funding, LLC, an entity controlled by Judith Miller, the CBO, and a director of the Company, for services as defined in her employment agreement.

On January 17, 2024, the Company issued 50,000 shares of common stock valued at $50,000 to Chad Pawlak, the CEO of the Company, for services as defined in his employment agreement.

On January 17, 2024, the Company issued 25,000 shares of common stock for services valued at $25,000.

On February 2, 2024, the Company issued 1,250 shares of common stock for services valued at $1,250.

On February 5, 2024, the Company issued 6,250 shares of common stock for services valued at $6,250.

On February 16, 2024, the Company issued 25,000 shares of common stock valued at $25,000 to Good Works Funding, LLC, an entity controlled by Judith Miller, the CBO, and a director of the Company, for services as defined in her employment agreement.

On February 17, 2024, the Company issued 25,000 shares of common stock valued at $25,000 to Chad Pawlak, the CEO of the Company, for services as defined in his employment agreement.

On February 29, 2024, the Company issued 50,000 shares of common stock to an investor for $50,000.

On March 2, 2024, the Company issued 1,429 shares of common stock for services valued at $1,429.

On March 5, 2024, the Company issued 13,393 shares of common stock for services valued at $13,393.

On March 11, 2024, the Company issued 25,000 shares of common stock for services valued at $25,000.

On March 14, 2024, the Company issued 50,000 shares of common stock to an investor for $50,000,

On March 16, 2024, the Company issued 25,000 shares of common stock valued at $25,000 to Good Works Funding, LLC, an entity controlled by Judith Miller, the CBO, and a director of the Company, for services as defined in her employment agreement.

On March 17, 2024, the Company issued 25,000 shares of common stock valued at $25,000 to Chad Pawlak, the CEO of the Company, for services as defined in his employment agreement.

On April 5, 2024, the Company issued 10,000 shares of common stock to an investor for $10,000.

On April 16, 2024, the Company issued 50,000 shares of common stock to an investor for $50,000.

On April 16, 2024, the Company issued 25,000 shares of common stock valued at $25,000 to Good Works Funding, LLC, an entity controlled by Judith Miller, the CBO and a director of the Company, for services as defined in her employment agreement.

On April 17, 2024, the Company issued 25,000 shares of common stock valued at $25,000 to Chad Pawlak, the CEO of the Company, for services as defined in his employment agreement.

On March 26, 2024, the Company issued 25,000 shares of common stock to an investor for $25,000.

During the six months ended March 31, 2024, the Company issued 1,192,800 warrants to purchase common stock of the Company. The issuances were for the following:

●	Services – 392,800 warrants for common stock with an exercise price of $0.001, valued at $392,800.
●	Services by a related party – 600,000 warrants for common stock with an exercise price of $0.001, valued at $600,000.
●	Conversion of notes payable – 300,000 warrants for common stock with an exercise price of $0.001, valued at $300,000.

On April 15, 2024, the Company issued 50,000 shares of common stock to an investor for $50,000,

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

GENVOR INCORPORATED

Date: May 13, 2024	By:	/s/ Chad Pawlak
Chad Pawlak
Chief Executive Officer,

Date: May 13, 2024	By:	/s/ Judith S. Miller
Judith S. Miller
Interim Chief Financial Officer

