Form 10-Q
period 2024-06-30
Genvor Inc
filed 2025-06-30
CIK 1792941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56589

GENVOR INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	83-2054746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 W Horizon Ridge Pkwy, Ste R #3040 Henderson, NV	89012
(Address of principal executive offices)	(Zip Code)

(715) 903-6473

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

The number of the registrant’s shares of common stock outstanding was 29,204,608 as of June 25, 2025.

GENVOR INCORPORATED

FORM 10-Q

For the Quarterly Period Ended June 30, 2024

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

GENVOR INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	September 30,
	2024	2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$141	$44,354
Prepaid expense	9,054	21,975

Total Current Assets	9,195	66,329

NON-CURRENT ASSETS:
Property and equipment, net	14,359	15,734

Total Non-current Assets	14,359	15,734

Total Assets	$23,554	$82,063

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable	$—	$500,000
Notes payable	897,000	819,500
Interest payable	—	63,975
Accrued professional fees	249,801	8,309
Accrued research and development fees	159,704	—
Accrued payroll liability and compensation	177,533	44,500
Accrued liabilities and other payables - related parties	58,630	302,025
SBA loan	48,750	48,750

Total Current Liabilities	1,591,418	1,787,059

Total Liabilities	1,591,418	1,787,059

Commitments and Contingencies (Note 6)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
Series A Preferred Stock, 10 shares authorized; 6 shares issued and outstanding at June 30, 2024 and September 30, 2023	—	—
Series B Preferred Stock, 2,500,000 shares authorized;2,060,536 shares issued and 1,558,024 shares outstanding at June 30, 2024 and September 30, 2023	2,061	2,061
Common stock, $0.001 par value; 300,000,000 shares authorized; 20,239,608 and 19,061,936 shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively	20,240	19,062
Additional paid-in capital	19,154,501	16,293,188
Less: series B preferred stock held in treasury, at cost; 502,512 shares at June 30, 2024 and September 30, 2023	(300,000)	(300,000)
Accumulated deficit	(20,444,666)	(17,719,307)

Total Stockholders' Deficit	(1,567,864)	(1,704,996)

Total Liabilities and Stockholders' Deficit	$23,554	$82,063

See accompanying notes to the condensed consolidated financial statements.

GENVOR INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
		(as restated)		(as restated)
REVENUE	$-	$-	$-	$-
OPERATING EXPENSES:
Research and development expenses	43,801	—	206,911	—
Advertising and marketing expenses	12,878	—	81,175	—
Professional fees	264,801	59,762	1,085,290	125,424
Compensation and related benefits	234,408	53,957	1,188,373	128,957
Other general and administrative expenses	15,945	35,353	62,560	163,634
Total Operating Expenses	571,833	149,072	2,624,309	418,015
LOSS FROM OPERATIONS	(571,833)	(149,072)	(2,624,309)	(418,015)
OTHER (EXPENSE) INCOME
Interest expense	—	(5,846)	(16,832)	(17,511)
Penalties	(30,000)	(30,000)	(90,000)	(90,000)
Amortization of debt discount	—	(30,111)	—	(90,334)
Other (expense) income	(44)	—	5,782	—
Total Other Expense, net	(30,044)	(65,957)	(101,050)	(197,845)
LOSS BEFORE INCOME TAXES	(601,877)	(215,029)	(2,725,359)	(615,860)
INCOME TAXES	—	—	—	—
NET LOSS	$(601,877)	$(215,029)	$(2,725,359)	$(615,860)
NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.03)	$(0.01)	$(0.14)	$(0.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	20,222,081	18,502,546	19,758,953	19,800,317

See accompanying notes to the condensed consolidated financial statements.

GENVOR INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Three and Nine Months Ended June 30, 2024

(Unaudited)

	Series A		Series B					Treasury Stock
	Preferred Stock		Preferred Stock		Common Stock			Series B Preferred Stock
	Number		Number		Number		Additional	Number			Total
	of		of		of		Paid-in	of		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance, October 1, 2023	6	$ -	2,060,536	$ 2,061	19,061,936	$ 19,062	$ 16,293,188	(502,512)	$ (300,000)	$ (17,719,307)	$ (1,704,996)

Sale of common stock	-	-	-	-	623,600	624	577,976	-	-	-	578,600

Issuance of common stock erroneously omitted from prior year	-	-	-	-	50,000	50	(50)	-	-	-	-

Double issuance of common stock	-	-	-	-	60,000	60	(60)	-	-	-	-

Issuance of warrants for services	-	-	-	-	-	-	907,100	-	-	-	907,100

Issuance of warrants for conversion of note payable	-	-	-	-	-	-	329,418	-	-	-	329,418

Issuance of common stock for conversion of note payable	-	-	-	-	40,000	40	48,023	-	-	-	48,063

Net loss for the the three months ended December 31, 2023	-	-	-	-	-	-	-	-	-	(1,351,427)	(1,351,427)

Balance, December 31, 2023	6	-	2,060,536	2,061	19,835,536	19,836	18,155,595	(502,512)	(300,000)	(19,070,734)	(1,193,242)

Sale of common stock	-	-	-	-	248,000	248	247,752	-	-	-	248,000

Issuance of common stock for services	-	-	-	-	251,072	251	305,999	-	-	-	306,250

Issuance of warrants for services	-	-	-	-	-	-	100,000	-	-	-	100,000

Issuance of common stock for conversion of note payable	-	-	-	-	210,000	210	209,790	-	-	-	210,000

Cancellation of common stock	-	-	-	-	(450,000)	(450)	450	-	-	-	-

Net loss for the the three months ended March 31, 2024	-	-	-	-	-	-	-	-	-	(772,055)	(772,055)

Balance, March 31, 2024	6	-	2,060,536	2,061	20,094,608	20,095	19,019,586	(502,512)	(300,000)	(19,842,789)	(1,101,047)

Sale of common stock	-	-	-	-	85,000	85	84,915	-	-	-	85,000

Issuance of common stock for services	-	-	-	-	50,000	50	49,950	-	-	-	50,000

Issuance of common stock upon exercise of stock warrants	-	-	-	-	60,000	60	-	-	-	-	60

Cancellation of common stock	-	-	-	-	(50,000)	(50)	50	-	-	-	-

Net loss for the three months ended June 30, 2024	-	-	-	-	-	-	-	-	-	(601,877)	(601,877)

Balance, June 30, 2024	6	$ -	2,060,536	$ 2,061	20,239,608	$ 20,240	$ 19,154,501	(502,512)	$ (300,000)	$ (20,444,666)	$ (1,567,864)

See accompanying notes to the condensed consolidated financial statements.

GENVOR INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Three and Nine Months Ended June 30, 2023

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number		Number		Number		Additional		Total
	of		of		of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, October 1, 2022	9	$ -	-	$ -	38,678,155	$ 38,678	$ 14,608,815	$ (16,041,937)	$ (1,394,444)

Conversion of common stock into series B preferred stock	-	-	2,060,536	2,061	(20,605,334)	(20,605)	18,544	-	-

Sale of common stock	-	-	-	-	300,000	300	149,700	-	150,000

Net loss for the three months ended December 31, 2022	-	-	-	-	-	-	-	(179,619)	(179,619)

Balance, December 31, 2022	9	-	2,060,536	2,061	18,372,821	18,373	14,777,059	(16,221,556)	(1,424,063)

Sale of common stock	-	-	-	-	50,000	50	12,450	-	12,500

Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	(221,212)	(221,212)

Balance, March 31, 2023	9	-	2,060,536	2,061	18,422,821	18,423	14,789,509	(16,442,768)	(1,632,775)

Sale of common stock	-	-	-	-	125,000	125	74,875	-	75,000

Conversion of note payable into common stock	-	-	-	-	25,000	25	12,475	-	12,500

Net loss for the three months ended June 30, 2023	-	-	-	-	-	-	-	(215,029)	(215,029)

Balance, June 30, 2023	9	$ -	2,060,536	$ 2,061	18,572,821	$ 18,573	$ 14,876,859	$ (16,657,797)	$ (1,760,304)

See accompanying notes to the condensed consolidated financial statements.

GENVOR INCORPORATED AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2024	2023
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,725,359)	$(615,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,375	1,374
Late fee capitalized into notes payable	90,000	90,000
Amortization of debt discount	—	90,334
Stock-based compensation and service expense	1,363,350	—
Non-cash other expense	16,832	—
Gain on settlement of liabilities, net	(5,826)	—
Changes in operating assets and liabilities:
Prepaid expense	12,921	—
Other current assets	—	500
Accrued professional fees	241,492	96,266
Accrued research and development fees	159,704	—
Accrued payroll liability and compensation	133,033	—
Accrued liabilities and other payables - related parties	(243,395)	—
USDA CRADA liability	—	(246,400)
NET CASH USED IN OPERATING ACTIVITIES	(955,873)	(583,786)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	50,000
Proceeds from sale of common stock	911,600	237,500
Proceeds from common stock warrant exercises	60	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	911,660	287,500
NET DECREASE IN CASH	(44,213)	(296,286)
CASH - beginning of period	44,354	296,386
CASH - end of period	$141	$100
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable into common stock	$258,063	$12,500
Conversion of notes payable into warrants	$329,418	$—

See accompanying notes to the condensed consolidated financial statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Company Background

On May 27, 2022, Genvor Incorporated, formerly known as Allure Worldwide, Inc. (the “Company” or “Genvor” or “we”), a Nevada corporation, Genvor Acquisition, Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Genvor Inc., a Delaware corporation (“Old Genvor”), completed their previously announced merger transaction pursuant to which the Company acquired Old Genvor (the “Acquisition”), and Old Genvor became a wholly-owned subsidiary of the Company. The Acquisition was completed pursuant to an Exchange Agreement, dated as of January 11, 2021 (the “Acquisition Agreement”), pursuant to which Old Genvor was acquired by the Company as its wholly owned subsidiary and each share of Old Genvor common stock was exchanged for a share of the Company’s common stock, and a merger agreement, dated March 2, 2022 (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Old Genvor, with Old Genvor continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger, and each share of Old Genvor was converted into the right to receive a share of the Company (the “Merger”). After closing of the Merger, the Company was renamed “Genvor Incorporated.”

For accounting purposes, Old Genvor was the surviving entity. The transaction was accounted for as a recapitalization of Old Genvor, pursuant to which Old Genvor was treated as the accounting acquirer, surviving and continuing entity although the Company was the legal acquirer. The Company did not recognize goodwill or any intangible assets in connection with this transaction. Accordingly, the Company’s historical financial statements are those of Old Genvor and its wholly owned subsidiary, Nexion Biosciences LLC (“NBLLC”) immediately following the consummation of this reverse merger transaction.

During May 2019, Old Genvor acquired NBLLC from a founder for nominal consideration as a wholly owned subsidiary. NBLLC was formed in the state of Delaware on December 28, 2018. Currently, NBLLC is dormant.

Genvor develops plant-based defense technology designed to help farmers achieve global food security.

Business Plan and Strategy

Genvor’s business strategy focuses on the continued research and development of plant-based defense technologies designed to address major threats to global crop production, including plant diseases, toxins, bacteria, and fungi. These innovations aim to support farmers and growers worldwide by reducing crop loss, improving yields, and enhancing economic outcomes, ultimately contributing to solutions for global food security.

The Company is advancing its portfolio of antimicrobial peptide (AMP) technologies by designing and validating minimum viable products (MVPs) and expanding its collaborations to include foliar application models, seed traits, and seed treatment platforms. In parallel, Genvor is leveraging its proprietary peptide library to address additional high-value market opportunities in crop protection, such as insect control, biostimulants, and nutrient use efficiency, as well as adjacent applications in animal health and feed efficiency.

Genvor’s commercial model is centered around forming joint development agreements (JDAs) and strategic joint ventures targeted at specific problems, crops, animal applications, or geographic markets. These partnerships are intended to accelerate product development and commercialization while expanding market access.

Basis of Presentation and Principles of Consolidation

These interim condensed consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s condensed consolidated financial statements include the accounts of Genvor Incorporated, Old Genvor and its wholly owned subsidiary NBLLC. All intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 filed with the SEC on January 16, 2024.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

Liquidity and Going Concern

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2024, the Company had cash of $141.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit of approximately $1,582,000 at June 30, 2024 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $2,725,000 and $956,000 for the nine months ended June 30, 2024, respectively, with no revenues earned, and limited operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these estimates and assumptions may have a material impact on the condensed consolidated financial statements and accompanying notes. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Significant estimates during the three and nine months ended June 30, 2024 and 2023 include the valuation of deferred tax assets and the associated valuation allowances, and the valuation of stock-based compensation.

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at June 30, 2024 and September 30, 2023.

The Company maintains its cash on deposits with bank and financial institution within the United States (“U.S.”) that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At June 30, 2024, the Company’s cash balances were not in excess of the federally-insured limits.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments and Fair Value Measurements

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

  Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

  Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

  Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated financial statements, primarily due to their short-term nature.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company incurred research and development expense of $43,801 and $0 in the three months ended June 30, 2024 and 2023, respectively. The Company incurred research and development expense of $206,911 and $0 in the nine months ended June 30, 2024 and 2023, respectively.

Advertising and Marketing Costs

All costs related to advertising and marketing are expensed as incurred. For the three months ended June 30, 2024 and 2023, advertising and marketing costs amounted to $12,878 and $0, respectively. For the nine months ended June 30, 2024 and 2023, advertising and marketing costs amounted to $81,175 and $0, respectively.

Stock-based Compensation

The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all share-based awards, including stock warrants and stock grants, based on estimated grant-date fair values. The Company measures employee and nonemployee awards at the date of grant, which generally is the date at which the Company and the nonemployee reach a mutual understanding of the key terms and conditions of a share-based payment award.

The Company uses the straight-line attribution method to allocate compensation cost to reporting periods over the requisite service period during which the employee or nonemployee is required to provide services in exchange for the award. The Company has elected to account for forfeitures of awards as they occur, with previously recognized compensation reversed in the period that the awards are forfeited.

Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters. Liabilities for such contingencies are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per Share Data

ASC Topic 260 “Earnings per Share,” requires presentation of both basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three and nine months ended June 30, 2024 and 2023, potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible preferred stock and convertible notes (using the if-converted method) and exercise of common stock warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Warrants to purchase common stock	3,610,000	—	3,610,000	—
Series A convertible preferred stock	6	9	6	9
Series B convertible preferred stock	15,580,223	20,605,334	15,580,223	20,605,334
Convertible notes	—	1,435,000	—	1,435,000
Potentially dilutive securities	19,190,229	22,040,343	19,190,229	22,040,343

Segment Reporting

The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and is mainly organized by products. During the three and nine months ended June 30, 2024 and 2023, the Company is organized into one strategic business unit. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and assess performance. The Company’s Chief Executive Officer (“CEO”) is its CODM.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements, including significant segment expenses and interim disclosures (“Topic 280”). The guidance allows for disclosure of multiple measures of a reportable segment’s profit or loss, and it requires that public entities with a single reportable segment provide all disclosures required by the ASU and all existing disclosures in Topic 280. ASC 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim reporting periods starting after December 15, 2024, with early adoption permitted. The Company adopted the new standard effective June 30, 2024 on a retrospective basis. The adoption of this ASU affects only the Company’s disclosures, with no impacts to its financial condition or results of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Standards (continued)

In December 2023, the FASB ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company expects that the adoption will not have a material impact on its condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its condensed consolidated financial condition, results of operations, cash flows or disclosures.

NOTE 3 – BORROWINGS

Notes Payable

From time to time, the Company’s subsidiary, Genvor Inc., entered into unsecured notes payable with individual investors. The terms of these notes are listed below.

			Interest	Note Balance As of
Noteholder	Origination	Maturity	Rate	June 30, 2024	September 30, 2023
Brent Lilienthal (*)	2019	12/31/2021	0%	$217,000	$217,000
Mel Wentz (*)	3/19/2019	4/29/2019	0%	680,000	570,000
Kirk Huntsman (**)	3/1/2019	2/29/2020	18%	-	32,500
John Hare (**)	4/29/2019	unspecified	0%	-	300,000
Barkley Capital LLC (**)	9/13/2023	3/13/2024	10%	-	200,000
				$897,000	$1,319,500

(*)	These notes are past due and amounts owed are in dispute at both June 30, 2024 and September 30, 2023. On May 15, 2025, the Company and Brent Lilienthal entered into a settlement agreement, pursuant to which, the Company settled $217,000 debt owed by issuance of 120,000 shares of common stock of the Company (See Note 7).

(**)	These notes were converted into shares of common stock or stock warrants of the Company in the nine months ended June 30, 2024 as described below.

Mel Wentz receives a default penalty of $10,000 each month and the note goes unpaid. The Company is currently disputing amount claimed by Mel Wentz under state usury laws (see Note 6).

On December 15, 2023, Kirk Huntsman converted its note with the principal amount of $32,500 and unpaid interest of $15,563 into 40,000 shares of common stock of the Company (see Note 4).

On November 11, 2023, John Hare converted its note with the principal amount of $300,000 into 300,000 warrants of the Company (see Note 4).

On March 9, 2024, Barkley Capital LLC converted its note with the principal amount of $200,000 and unpaid interest of $10,000 into 210,000 shares of common stock of the Company (see Note 4).

Interest expense totaled $0 and $5,846 for the three months ended June 30, 2024 and 2023, respectively. Interest expense totaled $16,832 and $17,511 for the nine months ended June 30, 2024 and 2023, respectively.

NOTE 3 – BORROWINGS (continued)

Notes Payable (continued)

Default penalties - late fees totaled $30,000 for both the three months ended June 30, 2024 and 2023. Default penalties - late fees totaled $90,000 for both the nine months ended June 30, 2024 and 2023. These late fees are in dispute and have been included in notes payable on the accompanying condensed consolidated balance sheets.

Commercial Loan

On April 9, 2020, the Company received a loan from the Small Business Administration pursuant to the Paycheck Protection Program (“PPP”) in the principal amount of $48,750. The note bears interest at a variable rate of approximately 1% and matured in April 2022. The note is currently in default. Forgiveness for the loan was applied for and is pending.

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

The preferred stock was issued on August 16, 2022, as follows: Bradley White (former CEO), 3 shares; Dr. Clayton Yates, 3 shares; and Dr. Jesse Jaynes, 3 shares.

On September 28, 2023, Mr. White returned to the Company for cancellation of 3 shares of Series A preferred stock.

As of both June 30, 2024 and September 30, 2023, there were 6 shares of Series A preferred stock issued and outstanding.

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

On October 19, 2022, the following shareholders converted shares of common stock of the Company into shares of Series B to modify the common shares outstanding to reduce the outstanding common stock issued by the Company, as follows:

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

Preferred Stock (continued)

Series B Preferred Stock (continued)

Name	Common Shares Exchanged	Series B Issued
Jaynes Investment LLC (*)	2,000,000	200,000
ACT Holdings LLC (*)	7,312,612	731,262
LASB Family Trust (*)	3,800,111	380,012
Jesse Michael Jaynes (*)	4,767,611	476,762
Bradley White (*)	1,225,000	122,500
PJ Advisory Group	1,500,000	150,000
Total	20,605,334	2,060,536

(*)	Related parties

On September 28, 2023, Mr. White returned to the Company for cancellation of 502,512 shares of Series B preferred stock; however, the shares have not been canceled and are being held in treasury stock.

There were 2,060,536 issued and 1,558,024 outstanding as of both June 30, 2024 and September 30, 2023.

Common Stock

The authorized common stock of the Company consists of 300,000,000 shares with a $0.001 par value. All common stock shares are non-assessable and have one vote per share.

Common Stock Sold for Cash

During the nine months ended June 30, 2024, the Company sold an aggregate of 956,600 shares of its common stock at an average price of $0.95 per share to investors and received proceeds of $911,600.

Common Stock Issued for Services

During the nine months ended June 30, 2024, the Company issued a total of 301,072 shares of its common stock for services rendered, including 225,000 shares to related parties of the Company. These shares were valued at $356,250, the fair market values on the grant dates using the latest third-party sale of common stock share prices on the dates of grant, and the Company recorded stock-based compensation expense of $356,250 for the nine months ended June 30, 2024.

Common Stock Issued for Debt Conversion

On December 15, 2023, an investor converted its note in the principal amount of $32,500 and unpaid interest of $15,563 into 40,000 shares of common stock of the Company (see Note 3).

On March 9, 2024, an investor converted its note in the principal amount of $200,000 and unpaid interest of $10,000 into 210,000 shares of common stock of the Company (see Note 3).

Common Stock Cancellation

During the nine months ended June 30, 2024, two shareholders returned an aggregate of 500,000 shares of common stock of the Company that they received incorrectly in a prior year. In connection with the cancellation of these common shares, the Company decreased common stock by the par value of $500 with a corresponding increase in additional paid-in capital of $500.

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

Common Stock Issued for Warrant Exercise

In March 2024, the Company issued 60,000 shares of its common stock upon exercise of warrants and received proceeds of $60.

Warrants Issued for Services

During the nine months ended June 30, 2024, the Company granted a total of 1,007,100 its warrants, with an exercise price of $0.001, for services rendered, including 650,000 warrants to related parties of the Company. The aggregate fair values of the warrants granted during the nine months ended June 30, 2024 was $1,007,100, of which, $650,000 was recorded as compensation and related benefits and $357,100 was recorded as professional fees.

Warrants Issued for Debt Conversion

On November 11, 2023, an investor converted its note with the principal amount of $300,000 into 300,000 warrants of the Company (see Note 3).

NOTE 5 – RELATED PARTY TRANSACTIONS

Accrued Liabilities and Other Payables — Related Parties

As of June 30, 2024 and September 30, 2023, the Company owed Chad Pawlak, its CEO, $4,381 and $0, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets. The amount due to Chad Pawlak bears a fixed interest rate of 8.0% per annum and is short-term in nature, unsecured and repayable on demand.

As of June 30, 2024 and September 30, 2023, the Company owed Judith Miller, its former chief business officer and interim chief financial officer, $403 and $0, respectively, for miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

On September 28, 2023, the Company entered into a settlement agreement with Bradley White, former CEO of the Company, who was terminated on June 20, 2023. As part of the settlement agreement, Mr. White was to receive a total settlement of $300,000, payable in tranches of $50,000, beginning on September 28, 2023, or within seven days, and each subsequent payment on the monthly anniversary of the settlement agreement execution. In exchange for the settlement, Mr. White returned to the Company for cancellation of the following: 3 shares of Series A preferred stock and 502,512 shares of Series B preferred stock. As of June 30, 2024 and September 30, 2023, the Company still owed Bradley White $50,000 and $300,000, respectively, which have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets. On June 11, 2025, the Company and Mr. White entered into a settlement agreement, pursuant to which, the outstanding balance was settled.

As of June 30, 2024 and September 30, 2023, the Company owed Robert Bubeck, its former CEO, $3,846 and $2,025, respectively, for expenses paid by Rober on behalf of the Company, which have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

All amounts due to Judith Miller, Bradley White, and Robert Bubeck are short-term in nature, non-interest bearing, unsecured and repayable on demand.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to any material legal proceedings, except as set forth below.

The Company is currently disputing amount claimed by Mel Wentz under state usury laws (see Note 3).

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)

On February 7, 2024, the Company filed suit against Justin Kimbrough and Prosperity Consultants, LLC, in the 14th Judicial District Court for Dallas County, Texas (case no. DC-24-02022), alleging fraud, conversion, unjust enrichment and other causes of action arising from the defendants’ improper receipt of shares of Company common stock under agreements which required the defendants to provide services to the Company and which services the defendants ultimately never provided. The Company is seeking monetary damages and for a constructive trust to be imposed on defendants’ shares of Company common stock and for them to be returned to the Company. The Company and Mr. Kimbrough have settled the claims in dispute and are working to effect the settlement terms before dismissal.

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

 NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On August 7, 2024, Judith S. Miller resigned as a member of the Board of Directors of the Company.

On November 12, 2024, Chad Pawlak was elected as a Board of Directors of the Company.

Common Stock Sold for Cash

During the period from April 1, 2025 through June 25, 2025, the Company sold an aggregate of 1,700,000 shares of its common stock at a price of $0.25 per share to investors and received proceeds of $425,000.

Common Stock Issued for Services

In December 2024 and April 2025, the Company issued a total of 5,225,000 shares of its common stock for services rendered, including 5,125,000 shares to related parties of the Company.

Common Stock Issued for Debt Conversion

In April and May 2025, the Company issued 120,000 shares of its common stock upon the conversion of outstanding payable balances of $43,902.

In May 2025, Brent Lilienthal converted its note in the principal amount of $217,000 into 120,000 shares of common stock of the Company (see Note 3).

Common Stock Issued for Debt Conversion – Related Parties

In May 2025, the Company issued 1,300,000 shares of its common stock upon the conversion of three related parties’ outstanding payable balances of $325,000.

Common Stock Issued for Warrant Exercise

In April 2025, the Company issued 500,000 shares of its common stock upon exercise of warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 30, 2024 and 2023 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q.

Company Overview

Genvor Incorporated (the “Company” or “Genvor”) was incorporated in Florida on September 26, 2018, as Allure Worldwide, Inc., and as of November 18, 2019, redomiciled to Nevada. On June 24, 2022, the Company changed its name to from Allure Worldwide, Inc. to Genvor Incorporated.

The Company’s subsidiary, Genvor Inc. was incorporated under the laws of the State of Delaware on April 4, 2019, as Nexion Biosciences Inc. and on January 22, 2020, its name was changed to Genvor Inc. Genvor Inc. develops plant-based defense technology designed to help farmers achieve global food security.

During May 2019, Genvor Inc. acquired Nexion Biosciences LLC (“NBLLC”) from a founder for nominal consideration. NBLLC was formed in the State of Delaware on December 28, 2018.

The Company was originally formed with the intention of seeking to acquire the assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. On January 11, 2021, the Company entered into an Exchange Agreement (the “Purchase Agreement”) with Genvor Inc., a Delaware corporation (“Old Genvor”) to acquire (the “Acquisition”) Old Genvor. On March 2, 2022, the Company and Old Genvor entered into a merger agreement (the “Merger Agreement”) to consummate the Acquisition, and pursuant to which a wholly-owned subsidiary of the Company, Genvor Acquisition Corp., a Delaware corporation, would merge (the “Merger”) with and into Old Genvor, with each share of Old Genvor common stock issued immediately prior to the time of the merger automatically converted into the right to receive one share of common stock of the Company.

On May 27, 2022, the Acquisition closed, Merger Subsidiary merged with and into Old Genvor, each share of Old Genvor was exchanged for the right to receive one share of Company common stock, 35,261,871 shares of Company common stock were issued to Old Genvor’s pre-merger shareholders (the “Merger Shares”), constituting a change of control of the Company, and Old Genvor became a wholly owned subsidiary of the Company. As a result of these transactions, the Company had 55,261,871 issued and outstanding common shares upon the closing of the share exchange with Old Genvor, and subsequently the Company’s original founding shareholders cancelled 18,144,112 shares of Company common stock in connection with the Acquisition.

As a result of the Acquisition, the Company’s business plan is that Old Genvor will be continuing its research and development addressing plant-based defense technology ich then can be commercialized to help farmers and growers globally to overcome potentially catastrophic losses resulting from plant disease, toxins, bacteria, and fungi that destroy their crops. These solutions can result in greater crop yields and economic savings, which can assist in overcoming world-wide food scarcity.

The Company’s technology was developed by two university scientists, Dr. Clayton Yates, and Dr. Jesse Jaynes, who shared a mission to develop crop protection technology designed to defend against crop diseases affecting both animals and humans alike.

Recent Activity

The Company actively participated in prominent biotechnology conferences and significant industry events. Moreover, productive engagements with USDA partners have enhanced our ongoing multi-year studies on seed traits in corn, focusing on combatting a wide array of pathogens, including aflatoxin.

Our outreach efforts extended to major agricultural enterprises, facilitating discussions on potential partnership opportunities to bring Genvor’s peptide portfolio to market. Multiple product formats are currently under evaluation and development, with our steadfast commitment to the license-first business model. The Company is collaborating with several contract manufacturing firms to develop efficient and cost-effective manufacturing systems. This initiative aims to meet the manufacturing requirements of commercial partnerships and ensure the ability to offer economically viable pricing that aligns with market expectations in the global agricultural sector.

Exploration of international animal health research collaborations is underway, including discussions with a leading animal health research company. Concurrently, we are intensifying efforts in non-GMO product development and expediting the innovation of novel peptides.

In August 2024 Genvor was awarded the Golden Ticket by Bayer.

Strategic Collaboration with Bayer: Golden Ticket Award

In 2024, Genvor was selected by Bayer AG as the inaugural recipient of its Golden Ticket award, a competitive innovation initiative designed to support high-impact agricultural technologies. This award grants Genvor fully funded access to laboratory space, equipment, and expert mentorship at Bayer’s LifeHub California @AgStart, a leading AgriFoodTech innovation center.

This collaboration enables Genvor to accelerate development and commercialization of its proprietary peptide-based crop protection and trait technologies. Genvor’s platform leverages antimicrobial peptides (AMPs) to enhance disease resistance and crop performance through both biological sprays and genetic trait innovation.

Bayer’s selection of Genvor from a global pool of applicants underscores the scientific and commercial potential of our approach. The Golden Ticket program aligns with Bayer’s broader commitment to regenerative agriculture and cutting-edge crop protection solutions, providing critical resources to advance Genvor’s mission of sustainable innovation in global agriculture.

Going Concern

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company requires capital for its contemplated operational and marketing activities to take place. As reflected in the accompanying condensed consolidated financial statements, the Company had working capital deficit of approximately $1,582,000 at June 30, 2024 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $2,725,000 and $956,000 for the nine months ended June 30, 2024, respectively.

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

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Critical Accounting Policies

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these estimates and assumptions may have a material impact on the condensed consolidated financial statements and accompanying notes. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Significant estimates during the three and nine months ended June 30, 2024 and 2023 include the valuation of deferred tax assets and the associated valuation allowances, and the valuation of stock-based compensation.

Income Taxes

Income taxes are accounted for pursuant to ASC 740 “Accounting for Income Taxes,” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The charge for taxes is based on the results for the period as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is changed to equity. Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and we intend to settle its current tax assets and liabilities on a net basis.

Stock-based Compensation

The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all share-based awards, including stock warrants and stock grants, based on estimated grant-date fair values. The Company measures employee and nonemployee awards at the date of grant, which generally is the date at which the Company and the nonemployee reach a mutual understanding of the key terms and conditions of a share-based payment award.

The Company uses the straight-line attribution method to allocate compensation cost to reporting periods over the requisite service period during which the employee or nonemployee is required to provide services in exchange for the award. The Company has elected to account for forfeitures of awards as they occur, with previously recognized compensation reversed in the period that the awards are forfeited.

Recent Accounting Standards

For details of applicable new accounting standards, please, refer to Recent Accounting Standards in Note 2 of our condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Nine Months Ended June 30, 2024 and 2023

Revenues

We did not earn any revenues during the three and nine months ended June 30, 2024, and 2023.

Operating Expenses

For the three and nine months ended June 30, 2024 and 2023, operating expenses consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Research and development expenses	$43,801	$—	$206,911	$—
Advertising and marketing expenses	12,878	—	81,175	—
Professional fees	264,801	59,762	1,085,290	125,424
Compensation and related benefits	234,408	53,957	1,188,373	128,957
Other general and administrative	15,945	35,353	62,560	163,634
	$571,833	$149,072	$2,624,309	$418,015

●	For the three months ended June 30, 2024, research and development expenses increased by $43,801, or 100.0%, as compared to the three months ended June 30, 2023. For the nine months ended June 30, 2024, research and development expenses increased by $206,911, or 100.0%, as compared to the nine months ended June 30, 2023. The increase was primarily due to increased research projects in the three and nine months ended June 30, 2024. We expect that our research and development expenses will likely remain at its current quarterly level with minimal increase in the near future.

●	For the three months ended June 30, 2024, advertising and marketing expenses increased by $12,878, or 100.0%, as compared to the three months ended June 30, 2023. For the nine months ended June 30, 2024, advertising and marketing expenses increased by $81,175, or 100.0%, as compared to the nine months ended June 30, 2023. The increase was primarily due to increased advertising activities in the three and nine months ended June 30, 2024. We expect that our advertising and marketing expenses will likely remain at its current quarterly level with minimal increase in the near future.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, and other fees. For the three months ended June 30, 2024, professional fees increased by $205,039 or 343.1% as compared to the three months ended June 30, 2023, which was primarily attributable to the increase in professional services providers. For the nine months ended June 30, 2024, professional fees increased by $959,866 or 765.3% as compared to the nine months ended June 30, 2023, which was primarily attributable to an increase in legal fees of approximately $133,000, mainly due to the increase in use of legal service providers, an increase in consulting service fees of approximately $304,000, primarily due to the increase in stock-based compensation of approximately $257,000 which reflected the value of warrants granted and vested in the nine months ended June 30, 2024, an increase in investor relations service chargers of approximately $166,000 resulting from the increased investor relations services to enhance the visibility of our company, an increase in accounting fees of approximately $176,000 mainly due to the increase in stock-based compensation of $100,000 which reflected the value of warrants granted and vested in the nine months ended June 30, 2024, an increase in recruiting service fees of $90,000, and an increase in other miscellaneous items of approximately $90,000. We expect that our professional fees will remain at their current quarterly level with minimal increases in the near future.

●	For the three months ended June 30, 2024, compensation and related benefits increased by $180,451, or 334.4%, as compared to the three months ended June 30, 2023, which was primarily attributable to the increased personnel. For the nine months ended June 30, 2024, compensation and related benefits increased by $1,059,416, or 821.5%, as compared to the nine months ended June 30, 2023. The significant increase was primarily attributable to an increase in stock-based compensation of $875,000 which reflected the value of warrants and common stock granted and vested to our management in the nine months ended June 30, 2024, and an increase in cash compensation of approximately $184,000 due to the increased personnel. We expect that our compensation and related benefits will continue to increase in the near future.

●	Other general and administrative expenses mainly consisted of OTC listing fee, office supplies, travel and entertainment expenses, and other miscellaneous items. For the three months ended June 30, 2024, other general and administrative expenses decreased by $19,408, or 54.9%, as compared to the three months ended June 30, 2023. For the nine months ended June 30, 2024, other general and administrative expenses decreased by $101,074, or 61.8%, as compared to the nine months ended June 30, 2023. The decrease was mainly due to our efforts at stricter controls on corporate expenditures.

Loss from Operations

As a result of the foregoing, for the three months ended June 30, 2024, loss from operations amounted to $571,833, as compared to $149,072 for the three months ended June 30, 2023, representing an increase of $422,761, or 283.6%.

As a result of the foregoing, for the nine months ended June 30, 2024, loss from operations amounted to $2,624,309, as compared to $418,015 for the three months ended June 30, 2023, representing an increase of $2,206,294, or 527.8%.

Other (Expense) Income

Other (expense) income mainly includes interest expense, default penalties – late fees on a note payable, amortization of debt discount, and other miscellaneous (expense) income.

Other expense, net, totaled $30,044 for the three months ended June 30, 2024, as compared to $65,957 for the three months ended June 30, 2023, a decrease of $35,913, or 54.4%, which was primarily attributable to a decrease in interest expense of approximately $6,000, mainly driven by the decrease in outstanding note payable, and a decrease in amortization of debt discount of approximately $30,000.

Other expense, net, totaled $101,050 for the nine months ended June 30, 2024, as compared to $197,845 for the nine months ended June 30, 2023, a decrease of $96,795, or 48.9%, which was primarily attributable to a decrease in amortization of debt discount of approximately $90,000 and an increase in other income of approximately $6,000.

Income Taxes

We did not have any income taxes expense for the three and nine months ended June 30, 2024 and 2023 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $601,877, or $0.03 per share (basic and diluted), for the three months ended June 30, 2024, as compared to $215,029, or $0.01 per share (basic and diluted), for the three months ended June 30, 2023, an increase of $386,848, or 179.9%.

As a result of the factors described above, our net loss was $2,725,359, or $0.14 per share (basic and diluted), for the nine months ended June 30, 2024, as compared to $615,860, or $0.03 per share (basic and diluted), for the three months ended June 30, 2023, an increase of $2,109,499, or 342.5%.

Liquidity and Capital Resources

We have a limited operating history and our continued growth is dependent upon obtaining additional financing to fund future obligations and pay liabilities arising from ordinary course business operations. In addition, the current cash balance cannot be projected to cover our operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate sufficient revenues. There are no assurances that we will be successful in our efforts to generate sufficient revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. We plan to raise capital in the future through the sale of equity or debt to implement our business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to us on satisfactory terms and conditions, if at all.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations as they come due and otherwise operate on an ongoing basis. At June 30, 2024 and September 30, 2023, we had a cash balance of $141 and $44,354, respectively.

The following table sets forth a summary of changes in our working capital deficit from September 30, 2023 to June 30, 2024:

	June 30,	September 30,	Changes in
	2024	2023	Amount	Percentage
Working capital deficit:
Total current assets	$9,195	$66,329	$(57,134)	(86.1)%
Total current liabilities	1,591,418	1,787,059	(195,641)	(10.9)%
Working capital deficit	$(1,582,223)	$(1,720,730)	$138,507	(8.0)%

Our working capital deficit decreased by $138,507 to $1,582,223 at June 30, 2024 from $1,720,730 at September 30, 2023. The decrease in working capital deficit was primarily attributable to a decrease in convertible notes payable of $500,000 resulting from conversion of notes payable into our common stock and warrants in the nine months ended June 30, 2024, and a decrease in accrued liabilities and other payables – related parties of approximately $243,000 driven by the payments made to our related parties in the nine months ended June 30, 2024, offset by an increase in notes payable of approximately $78,000 which was mainly attributable to the late fees capitalized into notes payable in the nine months ended June 30, 2024, an increase in accrued professional fees of approximately $241,000 which was mainly attributable to the increase in professional services providers in the nine months ended June 30, 2024, an increase in accrued research and development fees of approximately $160,000 due to the increased research projects in the nine months ended June 30, 2024, and an increase in accrued payroll liability and compensation of approximately $133,000 which was primarily attributable to we hired a full time CEO in January 2024 and his salary was accrued and unpaid commencing on May 1, 2024.

Cash Flows for the Nine Months Ended June 30, 2024 Compared to the Nine Months Ended June 30, 2023

The following summarizes the key components of our cash flows for the nine months ended June 30, 2024 and 2023:

	Nine Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(955,873)	$(583,786)
Net cash provided by financing activities	911,660	287,500
Net decrease in cash	$(44,213)	$(296,286)

Net cash flow used in operating activities for the nine months ended June 30, 2024 was $955,873, which primarily reflected our consolidated net loss of approximately $2,725,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in accrued liabilities and other payables – related parties of approximately $243,000 due to the payments made to our related parties in the nine months ended June 30, 2024, offset by an increase in accrued professional fees of approximately $241,000 resulting from the increase in professional services providers in the nine months ended June 30, 2024, an increase in accrued research and development fees of approximately $160,000 driven by the increased research projects in the nine months ended June 30, 2024, and an increase in accrued payroll liability and compensation of approximately $133,000 which was primarily attributable to we hired a full time CEO in January 2024 and his salary was accrued and unpaid commencing May 1, 2024, and the non-cash item adjustments, primarily consisting of late fee capitalized into notes payable of $90,000, and stock-based compensation and service expense of approximately $1,363,000 which was mainly attributable to the value of warrants granted and vested in the nine months ended June 30, 2024 of approximately $1,007,000 and the value of our common stock granted in the nine months ended June 30, 2024 of approximately $356,000.

Net cash flow used in operating activities for the nine months ended June 30, 2023 was $583,786, which primarily reflected our consolidated net loss of approximately $616,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in USDA CRADA liability of approximately $246,000, offset by an increase in accrued professional fees of approximately $96,000 due to increased professional service providers in the nine months ended June 30, 2023, and the non-cash item adjustments, primarily consisting of late fee capitalized into notes payable of $90,000, and amortization of debt discount of approximately $90,000.

Net cash flow provided by financing activities was $911,660 for the nine months ended June 30, 2024, as compared to $287,500 for the nine months ended June 30, 2023. During the nine months ended June 30, 2024, we received proceeds from sale of common stock of $911,600 and proceeds from common stock warrant exercises of $60. During the nine months ended June 30, 2023, we received proceeds from notes payable of $50,000 and proceeds from sale of common stock of $237,500.

The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	an increase in working capital requirements to finance our current business;

●	the use of capital for acquisitions and the development of business opportunities; and

●	the cost of being a public company.

In addition, the impact that the imposition of tariffs and changes to global trade policies could have on our results of operations is uncertain.

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

Inflation

The effect of inflation on our operating results was not significant for the three and nine months ended June 30, 2024 and 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except that during the quarter ended June 30, 2024, Judith Miller was terminated as Interim Chief Financial Officer of the Company.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On February 7, 2024, the Company filed suit against Justin Kimbrough and Prosperity Consultants, LLC, in the 14th Judicial District Court for Dallas County, Texas (case no. DC-24-02022), alleging fraud, conversion, unjust enrichment and other causes of action arising from the defendants’ improper receipt of shares of Company common stock under agreements which required the defendants to provide services to the Company and which services the defendants ultimately never provided. The Company is seeking monetary damages and for a constructive trust to be imposed on defendants’ shares of Company common stock and for them to be returned to the Company. The Company and Mr. Kimbrough have settled the claims in dispute and are working to effect the settlement terms before dismissal.

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

On August 6, 2024, Bradley White filed suit against the Company in the 191st District Court for Dallas County, Texas (case no. DC-24-12534), alleging breach of contract and fraudulent inducement to contract regarding a dispute over the payment of a final installment of a settlement agreement arising from prior litigation between White and the Company. The Company and White have reached a settlement in principle of the dispute and are working to finalize settlement documents.

ITEM 1A. RISK FACTORS

As a smaller reporting company, disclosure under this item is not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 12, 2024, the Company sold 10,000 shares of its common stock at a price of $1.0 per share to a third party investor and received proceed of $10,000.

On April 15, 2024, the Company sold 50,000 shares of its common stock at a price of $1.0 per share to a third party investor and received proceed of $50,000.

On April 17, 2024, the Company issued 25,000 shares of its common stock to Ms. Miller for services rendered. The shares were valued at $25,000, the fair market value on the grant date using the latest third-party sale of common stock share price on the date of grant, and the Company recorded stock-based compensation expense of $25,000 for the nine months ended June 30, 2024.

On April 17, 2024, the Company issued 25,000 shares of its common stock to Mr. Pawlak for services rendered. The shares were valued at $25,000, the fair market value on the grant date using the latest third-party sale of common stock share price on the date of grant, and the Company recorded stock-based compensation expense of $25,000 for the nine months ended June 30, 2024.

On April 18, 2024, the Company sold 25,000 shares of its common stock at a price of $1.0 per share to a third party investor and received proceed of $25,000.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENVOR INCORPORATED

By: /s/ Chad Pawlak
Dated: June 30, 2025	Name: Chad Pawlak
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Chad Pawlak
Dated: June 30, 2025	Name: Chad Pawlak
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)