Form 10-K/A
period 2023-09-30
Genvor Inc
filed 2025-07-31
CIK 1792941

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

1550 W Horizon Ridge Pkwy, Ste R #3040

Henderson, NV 89012

(715) 903-6473

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

On March 29, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant had an undetermined value as the registrant’s common stock is not eligible for proprietary broker-dealer quotations although it was previously quoted for trading on the OTC Link ATS, and trading data is not available on otcmarkets.com.

The number of the registrant’s shares of common stock outstanding was 29,634,608 as of July 14, 2025.

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “2023 Annual Report”) of Genvor, Incorporated. filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2023 (the “Original Filing Date”). In this Amendment No. 1, unless the context indicates otherwise, the designations “Genvor,” the “Company,” “we,” “us” or “our” refer to Genvor, Incorporated and its subsidiaries.

This Amendment No. 1 is being filed solely to correct a typographical error in the Report of Independent Registered Public Accounting Firm (the “Audit Opinion”) of Turner, Stone, & Company, L.L.P. (“TSC”) contained in the 2023 Annual Report, by replacing “December 20, 2023” with “January 16, 2024” under the signature in the Audit Opinion.

In addition, this Amendment No. 1 includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3 hereto.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have repeated the entire text of Item 8 of the 2023 Annual Report in this Amendment No. 1. However, there have been no changes to the Company’s financial statements and notes thereto or the text of such item (other than the change stated in the immediately preceding paragraph to replace “December 20, 2023” with “January 16, 2024” under the signature in the Audit Opinion).

Except as described above, no other amendments are being made to the 2023 Annual Report. This Amendment No. 1 does not reflect events occurring after the Original Filing Date or modify or update any disclosure contained in the 2023 Annual Report in any way other than to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the 2023 Annual Report and our other filings with the SEC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Genvor Incorporated and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Genvor Incorporated and Subsidiaries (the “Company”) as of September 30, 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended September 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and has not yet generated any revenues. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Novogradac & Company LLP

We have served as the Company’s auditor since 2024.

Plantation, Florida

January 16, 2024

F-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Chad Pawlak	July 31, 2025
Chief Executive Officer and	Date
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chad Pawlak	July 31, 2025
Chief Executive Officer, Chief Financial Officer & Director	Date

/s/ Clayton Yates	July 31, 2025
Director	Date

/s/ Jesse Jaynes	July 31, 2025
Director	Date

38