Form 10-K
period 2024-09-30
Genvor Inc
filed 2025-08-01
CIK 1792941

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2024

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

The number of the registrant’s shares of common stock outstanding was 29,634,608 as of July 31, 2025.

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

The Company was originally formed with the intention of seeking to acquire the assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. On January 11, 2021, the Company entered into an Exchange Agreement (the “Purchase Agreement”) with Genvor Inc., a Delaware corporation (“Old Genvor”) to acquire (the “Acquisition”) Old Genvor. On March 2, 2022, the Company and Old Genvor entered into a merger agreement (the “Merger Agreement”) to consummate the Acquisition, and pursuant to which a wholly-owned subsidiary of the Company, Genvor Acquisition Corp., a Delaware corporation (“Merger Subsidiary”), merged (the “Merger”) with and into Old Genvor, with each share of Old Genvor common stock issued immediately prior to the time of the merger automatically converted into the right to receive one share of common stock of the Company.

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

Business Overview and Strategic Direction

As a result of the Acquisition, the Company’s business plan is to continue the research, development, and future commercialization of sustainable crop protection and plant health solutions through its wholly owned subsidiary, Genvor. Genvor leverages a proprietary and growing library of patented peptides to address critical challenges in global agriculture. These peptides, which include antimicrobial peptides (AMPs) and nutritionally enhanced peptides (NEPs), are being developed to support plant defense against a wide spectrum of threats, including pathogens (fungi, bacteria, and viruses), toxins, and pest-related crop damage.

In addition to direct disease resistance, Genvor’s peptide technologies show promising potential in other vital areas of crop protection and productivity. These include improved nutrient uptake efficiency, plant vigor, and stress tolerance, as well as insect control through naturally derived, targeted bioactive mechanisms. These multifunctional properties of peptides may lead to reductions in chemical pesticide usage and enhanced yield outcomes, contributing to more sustainable and economically viable farming systems.

The company believes these technologies, once commercialized, may provide material benefits to growers globally by mitigating losses from plant disease and environmental stress, thereby supporting increased yields and improved food security in regions facing agricultural constraints.

Beyond plant health, Genvor is also evaluating cross-sector applications of its peptide portfolio in animal health. Early research and collaboration opportunities are exploring the use of nutritionally enhanced peptides (NEPs) to improve feed efficiency, gut health, and overall performance in livestock and aquaculture systems. These applications align with global efforts to enhance protein production efficiency across the food chain, reduce reliance on antibiotics, and improve sustainability in animal agriculture.

The Company’s strategic vision includes both internal development and external partnerships to accelerate the validation, regulatory approval, and commercialization of its core peptide technologies across plant and animal sectors. Genvor’s integrated approach to biological innovation places it at the intersection of agricultural productivity, environmental stewardship, and food system resilience.

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

Dr. Jaynes has, over decades, focused on perfecting techniques for synthesizing and modifying anti-microbial peptides (“AMPs”).1

Genvor’s headquarters is located at 1550 W Horizon Ridge Pkwy, Ste R #3040, Henderson, Nevada.

Genvor’s Operations

Overview

Genvor is a research and development (“R&D”) company advancing the next generation of sustainable plant and animal health solutions through its proprietary library of patented peptides. The Company’s platform centers on the development of anti-microbial peptides (“AMPs”), which are designed to combat a broad spectrum of debilitating and destructive plant diseases—including bacterial, fungal, and viral pathogens—that threaten crop productivity worldwide. These peptides are being developed for two primary agricultural applications: (1) as a non-chemical transgenic seed trait, whereby crops are engineered to express specific AMPs internally; and (2) as a topical or foliar biological spray application (“bio-pesticide”) that can be used in integrated pest and disease management strategies.

These peptide-based solutions are intended to help farmers worldwide increase crop health and yield while reducing dependence on conventional petrochemical-based pesticides. According to industry research, global crop losses attributed to plant disease exceed $220 billion annually.² Genvor’s innovations aim to provide a sustainable, environmentally responsible alternative using naturally occurring peptide compounds to enhance plants' innate immune responses, reduce pathogen colonization, and mitigate yield losses.

Beyond disease resistance, Genvor’s proprietary peptide library also includes peptide candidates designed to support improved nutrient uptake, plant vigor, and stress resilience. These multifunctional peptides are being evaluated for their potential to increase agricultural efficiency and reduce input costs, with promising results across various crop types.

In addition to its agricultural applications, Genvor is expanding its research into nutritionally enhanced peptides (“NEPs”) for use in animal feed. These NEPs have demonstrated the potential to increase protein expression in feed crops such as corn and sweet potato by 5–10x, which could improve feed efficiency and nutrient density in poultry, swine, and aquaculture systems. This development represents a potential cross-sector opportunity to enhance sustainability and economic return in the broader animal protein value chain.

All of Genvor’s peptides are composed of naturally derived amino acid sequences and are developed without the use of toxic chemicals. As a result, adoption of these technologies could contribute to reduced greenhouse gas emissions, improved soil health, and alignment with regenerative agriculture practices. The Company believes these innovations will translate into meaningful economic and environmental benefits for a range of growers, from conventional to organic operations.

Genvor’s mission is to provide scalable biological solutions to address some of the most pressing challenges in global agriculture and food production, supporting yield improvements, reduced environmental impact, and increased food system resilience. The Company is pursuing regulatory pathways and strategic collaborations to advance the development and commercialization of its peptide technologies for both domestic and international markets.

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

Commercialization of Genvor’s peptide technologies is a key strategic priority, with an initial focus on developing seed trait integrations for major row crops such as corn, soybeans, and cotton. These transgenic applications aim to embed Genvor’s proprietary anti-microbial peptides (AMPs) directly into the plant genome, enabling continuous, internal expression of disease-resistant traits throughout the crop lifecycle. In parallel, the Company is advancing the development of a topical or foliar spray formulation—classified as a biological pesticide—for foliar application across a broad range of crops. This foliar application offers a more immediate regulatory path and near-term market entry opportunity while serving as a complementary tool to trait-based solutions.

Concurrently, Genvor is pursuing research and validation of its nutritionally enhanced peptides (NEPs), which are designed to significantly increase the protein content and feed efficiency of common animal feedstocks such as corn and sweet potato. These peptides are intended to support performance improvements across poultry, swine, and aquaculture production systems, potentially reducing feed conversion ratios and contributing to more sustainable and profitable animal protein production.

The Company’s peptide platform is protected by a robust intellectual property (IP) portfolio. Genvor currently holds two issued United States patents covering a core library of 24 proprietary peptides and thousands of other design candidates and has a third patent pending that covers an additional 16 peptides. These peptides represent a diversified pipeline of bioactive compounds under evaluation for applications across plant health, nutrient optimization, pest control, and animal feed enhancement.

The following chart outlines Genvor’s development pipeline, highlighting the current stage of each peptide candidate and its associated crop or livestock application. This visual summary reflects the Company’s integrated and multi-sector approach to biological innovation, with both near- and long-term opportunities across agricultural and animal protein health markets.

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

Genvor utilizes a proprietary peptide design and development methodology originally conceived by its founder, Dr. Jesse Jaynes. This method is rooted in a phenotype-driven model first developed in the mid-1980s, which enables the expedited identification, optimization, and functional testing of bioactive peptides. The approach is designed to accelerate the discovery process while improving peptide efficacy through targeted structure-activity modeling.

This methodology has been refined over several decades and has demonstrated utility across multiple domains, including agricultural crop protection, animal health, and human health research. Genvor continues to apply and evolve this model to support the rapid development of novel peptides with applications in plant disease resistance, nutrient enhancement, pest management, and feed efficiency improvement. The Company believes this foundational platform provides a strategic advantage in both speed to market and the functional performance of its proprietary peptide candidates.

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

Financing Needs and Infrastructure Planning

Genvor is actively evaluating various financing options to support its near- and mid-term operational and strategic objectives. The Company anticipates that additional capital will be required to fund general corporate overhead, research and development (R&D) activities, peptide production for testing and validation, contributions under its Cooperative Research and Development Agreement (CRADA) with the United States Department of Agriculture (USDA), and associated regulatory and commercialization efforts.

While Genvor has primarily leveraged external research infrastructure through collaborations and government partnerships to date, the Company is assessing the potential establishment of a dedicated laboratory facility in or near Sacramento, California, to support internal R&D and pilot-scale development. Additional lab sites, greenhouses, or field trial locations may be established in the future, either independently or in collaboration with commercial agricultural input partners, as the Company scales its development and testing efforts.

At present, there are no definitive plans to construct or acquire independent laboratory or greenhouse infrastructure. Genvor continues to rely on existing resources available through its strategic partnerships, including access to scientific, regulatory, and field-testing capabilities through the USDA CRADA and affiliated research partners. However, the Company may pursue additional financing in the future if internal infrastructure development or self-funded research programs are deemed beneficial to accelerate commercialization or expand the scope of its technology platform.

Competition

Peptide-Based Crop Protection: Competitive Landscape

1. Vestaron Corporation (www.vestaron.com)

Vestaron is a U.S.-based biopesticide innovator offering peptide-derived insecticides such as Spear® T and Spear® RC, designed to target Lepidoptera, thrips, mites, and other pests on crops like cotton, soy, rice, and specialty horticulture. These products are EPA-registered in the U.S. and approved in Europe, with favorable environmental profiles—short re-entry intervals and zero pre-harvest interval—and scalable in partnership with ADM (micro-pep.com).

2. BASF SE (www.basf.com)

BASF incorporates peptide-enhanced crop protection products into its global portfolio, including Inscalis® for rice blight and peptide-chemical hybrid solutions. The company’s peptide R&D is bolstered by technologies acquired from ZedX and utilizes advanced computational discovery methods.

3. Syngenta Crop Protection (www.syngenta.com)

Syngenta is advancing peptides in its research pipeline, focused on fungal disease control and enhanced through its acquisition of Valagro. The company routinely uses virtual screening and other digital tools to identify peptide-based actives aligned with its integrated pest and disease management strategies.

4. Micropep Technologies (www.micro-pep.com)

France-headquartered Micropep is pioneering micropeptide solutions via its Krisalix™ AI-powered platform, which enables rapid discovery of bioactive micropeptides. The company recently completed a €8.5 million Series A financing round and a $29 million Series B round—bringing total funding to over $51 million—to support field trials and regulatory development, including EPA classification for its first biofungicide candidate MPD-01 (micro-pep.com).

5. Hello Nature (formerly Italpollina) (www.hello-nature.com)

Hello Nature is a global provider of plant-stimulating peptides (PSP) used as biostimulants—specifically in its Hi-Q, Cerbero Green, and Plant Stimulating Peptides lines—for broad applications in integrated and organic agriculture, including root development, stress resilience, nutrient uptake, and yield enhancement (hello-nature.com).

Summary Table

Company	Website	Peptide Product(s) / Platform	Highlights
Vestaron	vestaron.com	Spear® T, Spear® RC	EPA-registered, ADM scale, targeted insect control
BASF SE	basf.com	Inscalis®, peptide-chemical hybrids	Global reach, peptide discovery via ZedX
Syngenta	syngenta.com	Fungus-targeted peptide discovery pipeline	Digital screening, Valagro acquisition
Micropep	micro-pep.com	Krisalix™, MPD-01 biofungicide	$51M+ funding, EPA classification underway
Hello Nature	hello-nature.com	Hi-Q, Cerbero Green, PSP biostimulants	Biostimulants for root, stress, nutrient traits

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

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission (the “SEC”) voluntarily to disclose material information regarding the Company to the public. We may also file additional documents with the Commission if they become necessary in the course of our company’s operations.

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

Employees

As of September 30, 2024, we had one full-time employee.

Property

The Company does not own or rent property. The Company’s office space is virtual and provided by an officer at no charge.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

At this time, the Company does not have formal processes in place for assessing, identifying, and managing material risks from cybersecurity threats. Our approach to cybersecurity is currently informal and primarily reactive, involving basic security measures such as:

●	Basic Security Software: We use standard antivirus and anti-malware software for protection against common threats.

●	Password Policies: Simple password policies are in place to protect access to our systems.

However, we recognize the importance of cybersecurity and are in the process of developing more robust strategies. We plan to:

●	Develop a Cybersecurity Framework: Establish a formal risk assessment process to identify vulnerabilities.

●	Engage Cybersecurity Expertise: Consider hiring or consulting with cybersecurity professionals to guide our strategy.

We acknowledge that the absence of comprehensive cybersecurity processes could potentially expose the company to risks, which might materially affect our operations, financial condition, or strategic decisions in the future. We are committed to improving our cybersecurity posture as our resources allow.

Governance

●	Board Oversight: Currently, our directors do not have a formal structure for overseeing cybersecurity risks. We plan to review this oversight in the near future to ensure appropriate governance is established.

●	Management’s Role: Day-to-day management of cybersecurity is handled by our Chief Executive Officer (“CEO”), who does not have specialized training in cybersecurity. We are considering enhancing this role or outsourcing to professionals with specific cybersecurity expertise.

●	Expertise: Our current management and Board do not have in-depth cybersecurity expertise. We are considering educational opportunities or consulting to address this gap.

Material Effect from Cybersecurity Threats

To date, no known cybersecurity incidents have materially affected our business strategy, results of operations, or financial condition. However, due to our limited cybersecurity measures, we acknowledge that our company could be at higher risk of material impact from cybersecurity threats. We are actively working to mitigate these risks.

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

Item 4. Mine Safety Disclosures

Not applicable to our Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no “established trading market” for shares of the Company’s common stock. Previously, the Company’s common stock was quoted on the OTC Link ATS (alternative trading system) operated by OTC Markets Group Inc. under the symbol “GNVR,” but the Company is no longer eligible for proprietary broker-dealer quotations is not currently quoted on the OTC Link ATS or any securities exchange. No assurance can be given that any “established trading market” for the Company’s common stock will develop or be maintained.

Our stock was first quoted on the OTC Link ATS beginning in the fourth fiscal quarter for the year ended September 30, 2023, but did not commence trading until approximately December 1, 2023. The range of high and low closing bid quotations for the Company’s common stock during each quarter of the fiscal years ended September 30, 2024, and 2023, cannot be shown as the Company’s quotation data is no longer available on otcmarkets.com.

The future sale of the Company’s presently outstanding “unregistered” and “restricted” common stock by present members of management and persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on any “established trading market” that may develop in the shares of the Company’s common stock.

Holders

As of July 14, 2025, the Company had approximately 195 shareholders of record of common stock, including shares held in “street name” by banks, brokerage clearing houses, depositories or otherwise in unregistered form.

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

Penny Stock

Our common stock is considered “penny stock” under the rules of the Securities and Exchange Commission under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

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

Related Stockholder Matters

Unregistered Sales of Equity Securities

On September 9, 2024, the Company and Chris Peterman entered into a convertible promissory note agreement, providing for the issuance of a note in the principal amount of $20,000. In addition, the Company issued Chris Peterman a stock purchase warrant to acquire 40,000 shares of common stock of the Company at a per share price of $0.01. In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants are accounted for as additional paid-in capital. The remainder of the proceeds are allocated to the debt instrument portion of the transaction. The fair value of the warrants issued to the investor was $40,000. Therefore, the Company recorded debt discount of $13,333 related to the warrants issued to the investor, which will be amortized over the term of the note.

The forgoing securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation, and the transactions did not involve a public offering.

Purchase of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended September 30, 2024 and 2023 should be read in conjunction with our consolidated financial statements and related notes to those consolidated financial statements that are included elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-looking Statements

All statements other than statements of historical fact included in this Annual Report Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of factors, including those set forth under the risk factors and business sections in this Annual Report on Form 10-K.

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

Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company requires capital for its contemplated operational and marketing activities to take place. As reflected in the accompanying consolidated financial statements, the Company had working capital deficit of approximately $1,728,000 at September 30, 2024 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $2,885,000 and $976,000 for the year ended September 30, 2024, respectively.

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

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Critical Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these estimates and assumptions may have a material impact on the consolidated financial statements and accompanying notes. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Significant estimates during the years ended September 30, 2024 and 2023 include the valuation of deferred tax assets and the associated valuation allowances, and the valuation of stock-based compensation.

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

Recent Accounting Standards

For details of applicable new accounting standards, please, refer to Recent Accounting Standards in Note 2 of our consolidated financial statements accompanying this report.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended September 30, 2024 and 2023

Revenues

We did not earn any revenues during the years ended September 30, 2024 and 2023.

Operating Expenses

For the years ended September 30, 2024 and 2023, operating expenses consisted of the following:

	Years Ended September 30,
	2024	2023
Research and development expenses	$240,263	$82,500
Advertising and marketing expenses	84,183	—
Professional fees	1,071,509	672,064
Compensation and related benefits	1,317,286	771,856
Other general and administrative	69,806	(87,734)
	$2,783,047	$1,438,686

●	For the year ended September 30, 2024, research and development expenses increased by $157,763, or 191.2%, as compared to the year ended September 30, 2023. The increase was primarily due to increased research projects in the year ended September 30, 2024. We expect that our research and development expenses will likely remain at its current level with minimal increase in the near future.

●	For the year ended September 30, 2024, advertising and marketing expenses increased by $84,183, or 100.0%, as compared to the year ended September 30, 2023. The increase was primarily due to increased advertising activities in the year ended September 30, 2024. We expect that our advertising and marketing expenses will likely remain at its current level with minimal increase in the near future.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, and other fees. For the year ended September 30, 2024, professional fees increased by $399,445 or 59.4% as compared to the year ended September 30, 2023, which was primarily attributable to an increase in investor relations service chargers of approximately $166,000 resulting from the increased investor relations services to enhance the visibility of our company, an increase in accounting fees of approximately $127,000 mainly due to the increase in stock-based compensation of $100,000 which reflected the value of warrants granted and vested in the year ended September 30, 2024, an increase in recruiting service fees of $90,000, and an increase in other miscellaneous items of approximately $17,000. We expect that our professional fees will remain at their current level with minimal increases in the near future.

●	For the year ended September 30, 2024, compensation and related benefits increased by $545,430, or 70.7%, as compared to the year ended September 30, 2023. The significant increase was primarily attributable to an increase in stock-based compensation of $350,000 which reflected the value of warrants and common stock granted and vested to our management in the year ended September 30, 2024, and an increase in cash compensation of approximately $195,000 due to the increased personnel. We expect that our compensation and related benefits will continue to increase in the near future since we amended our chief executive officer’s employment agreement in December 2024.

●	Other general and administrative expenses mainly consisted of OTC listing fee, office supplies, travel and entertainment expenses, and other miscellaneous items. For the year ended September 30, 2024, other general and administrative expenses increased by $157,540, or 179.6%, as compared to the year ended September 30, 2023. The increase was mainly due to increased travel and other business activities.

Loss from Operations

As a result of the foregoing, for the year ended September 30, 2024, loss from operations amounted to $2,783,047, as compared to $1,438,686 for the year ended September 30, 2023, representing an increase of $1,344,361, or 93.4%.

Other Expense

Other expense mainly includes interest expense, loss on debt settlement, default penalties – late fees on a note payable, and other miscellaneous expense.

Other expense, net, totaled $101,911 for the year ended September 30, 2024, as compared to $268,795 for the year ended September 30, 2023, a decrease of $166,884, or 62.1%, which was primarily attributable to a decrease in interest expense of approximately $26,000, mainly driven by the decrease in outstanding note payable, a decrease in loss on debt settlement of approximately $111,000, and a decrease in default penalties – late fees of $30,000.

Income Taxes

We did not have any income taxes expense for the years ended September 30, 2024 and 2023 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $2,884,958, or $0.15 per share (basic and diluted), for the year ended September 30, 2024, as compared to $1,707,481, or $0.09 per share (basic and diluted), for the year ended September 30, 2023, an increase of $1,177,477, or 69.0%.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations as they come due and otherwise operate on an ongoing basis. At September 30, 2024 and 2023, we had a cash balance of $373 and $44,354, respectively.

The following table sets forth a summary of changes in our working capital deficit from September 30, 2023 to September 30, 2024:

	September 30,	September 30,	Changes in
	2024	2023	Amount	Percentage
Working capital deficit:
Total current assets	$21,678	$66,329	$(44,651)	(67.3)%
Total current liabilities	1,749,710	1,787,059	(37,349)	(2.1)%
Working capital deficit	$(1,728,032)	$(1,720,730)	$(7,302)	0.4%

Our working capital deficit increased by $7,302 to $1,728,032 at September 30, 2024 from $1,720,730 at September 30, 2023. The increase in working capital deficit was primarily attributable to an increase in notes payable of approximately $78,000 which was mainly attributable to the late fees capitalized into notes payable in the year ended September 30, 2024, an increase in accrued professional fees of approximately $245,000 which was mainly attributable to the increase in professional services providers in the year ended September 30, 2024, an increase in accrued research and development fees of approximately $195,000 due to the increased research projects in the year ended September 30, 2024, and an increase in accrued payroll liability and compensation of approximately $238,000 which was primarily attributable to we hired a full time CEO in January 2024 and his salary was accrued and unpaid commencing on May 1, 2024, offset by a decrease in convertible notes payable of approximately $493,000 resulting from conversion of notes payable into our common stock and warrants in the year ended September 30, 2024, and a decrease in accrued liabilities and other payables of approximately $236,000 driven by the payments made to our related parties in the year ended September 30, 2024.

Cash Flows for the Year Ended September 30, 2024 Compared to the Year Ended September 30, 2023

The following table summarizes the key components of our cash flows for the years ended September 30, 2024 and 2023:

	Years Ended September 30,
	2024	2023
Net cash used in operating activities	$(975,641)	$(864,557)
Net cash provided by financing activities	931,660	612,525
Net decrease in cash	$(43,981)	$(252,032)

Net cash flow used in operating activities for the year ended September 30, 2024 was $975,641, which primarily reflected our consolidated net loss of approximately $2,885,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in accrued liabilities and other payables of approximately $236,000 due to the payments made to our related parties in the year ended September 30, 2024, offset by an increase in accrued professional fees of approximately $245,000 resulting from the increase in professional services providers in the year ended September 30, 2024, an increase in accrued research and development fees of approximately $195,000 driven by the increased research projects in the year ended September 30, 2024, and an increase in accrued payroll liability and compensation of approximately $238,000 which was primarily attributable to we hired a full time CEO in January 2024 and his salary was accrued and unpaid commencing May 1, 2024, and the non-cash item adjustments, primarily consisting of late fee capitalized into notes payable of $90,000, and stock-based compensation and service expense of approximately $1,363,000 which was mainly attributable to the value of warrants granted and vested in the year ended September 30, 2024 of approximately $1,007,000 and the value of our common stock granted in the year ended September 30, 2024 of approximately $356,000.

Net cash flow used in operating activities for the year ended September 30, 2023 was $864,557, which primarily reflected our consolidated net loss of approximately $1,707,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in accrued payroll liability and compensation of approximately $166,000, and a decrease in USDA CRADA liability of approximately $246,000, offset by an increase in accrued professional fees of approximately $139,000, and the non-cash item adjustments, primarily consisting of loss on debt settlement of $105,000, and stock-based compensation and service expense of approximately $963,000.

Net cash flow provided by financing activities was $931,660 for the year ended September 30, 2024, as compared to $612,525 for the year ended September 30, 2023. During the year ended September 30, 2024, we received proceeds from issuance of convertible debt and warrants of $20,000 and proceeds from sale of common stock of approximately $912,000. During the year ended September 30, 2023, we received proceeds from notes payable of $250,000 and proceeds from sale of common stock of approximately $363,000.

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

Inflation

The effect of inflation on our operating results was not significant for the years ended September 30, 2024 and 2023.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

GENVOR INCORPORATED AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 and 2023

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

August 1, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Genvor Incorporated and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Genvor Incorporated and Subsidiaries (the “Company”) as of September 30, 2023, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Turner, Stone & Company, L.L.P.

 Turner, Stone & Company, L.L.P

We served as the Company’s auditor from 2020 to 2024.

Dallas, Texas

January 16, 2024

GENVOR INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2024	2023
ASSETS

CURRENT ASSETS:
Cash	$373	$44,354
Prepaid expense	21,305	21,975

Total Current Assets	21,678	66,329

NON-CURRENT ASSETS:
Property and equipment, net	13,902	15,734

Total Non-current Assets	13,902	15,734

Total Assets	$35,580	$82,063

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible notes payable	$7,408	$500,000
Notes payable	897,000	819,500
Interest payable	121	63,975
Accrued professional fees	253,264	8,309
Accrued research and development fees	194,656	—
Accrued payroll liability and compensation	282,846	44,500
Accrued liabilities and other payables	65,665	302,025
SBA loan	48,750	48,750

Total Current Liabilities	1,749,710	1,787,059

Total Liabilities	1,749,710	1,787,059

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; Series A Preferred Stock, 10 shares authorized; 6 shares issued and outstanding at September 30, 2024 and 2023	—	—
Series B Preferred Stock, 2,500,000 shares authorized; 2,060,536 shares issued and 1,558,024 shares outstanding at September 30, 2024 and 2023	2,061	2,061
Common stock, $0.001 par value; 300,000,000 shares authorized; 20,029,608 and 19,061,936 shares issued and outstanding at September 30, 2024 and 2023, respectively	20,030	19,062
Additional paid-in capital	19,168,044	16,293,188
Less: series B preferred stock held in treasury, at cost; 502,512 shares at September 30, 2024 and 2023	(300,000)	(300,000)
Accumulated deficit	(20,604,265)	(17,719,307)

Total Stockholders’ Deficit	(1,714,130)	(1,704,996)

Total Liabilities and Stockholders’ Deficit	$35,580	$82,063

See accompanying notes to the consolidated financial statements.

GENVOR INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2024	2023

REVENUE	$—	$—

OPERATING EXPENSES:
Research and development expenses	240,263	82,500
Advertising and marketing expenses	84,183	—
Professional fees	1,071,509	672,064
Compensation and related benefits	1,317,286	771,856
Other general and administrative expenses	69,806	(87,734)

Total Operating Expenses	2,783,047	1,438,686

LOSS FROM OPERATIONS	(2,783,047)	(1,438,686)

OTHER EXPENSE
Interest expense	(17,693)	(43,795)
Gain (loss) on debt settlement	5,826	(105,000)
Penalties	(90,000)	(120,000)
Other expense	(44)	—

Total Other Expense	(101,911)	(268,795)

LOSS BEFORE INCOME TAXES	(2,884,958)	(1,707,481)

INCOME TAXES	—	—

NET LOSS	$(2,884,958)	$(1,707,481)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.15)	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	19,879,772	19,545,725

See accompanying notes to the consolidated financial statements.

GENVOR INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Years Ended September 30, 2023 and 2024

	Series A		Series B					Treasury Stock
	Preferred Stock		Preferred Stock		Common Stock			Series B Preferred Stock
	Number		Number		Number		Additional	Number			Total
	of		of		of		Paid-in	of		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance, October 1, 2022	9	$—	—	$—	38,678,155	$38,678	$14,608,815	—	$—	$(16,041,937)	$(1,394,444)

Retrospective adoption of ASU 2020-06	—	—	—	—	—	—	(210,779)	—	—	30,111	(180,668)

Conversion of common stock into Series B preferred stock	—	—	2,060,536	2,061	(20,605,334)	(20,605)	18,544	—	—	—	—

Sale of common stock	—	—	—	—	735,000	735	361,790	—	—	—	362,525

Conversion of note payable into common stock	—	—	—	—	122,115	122	78,511	—	—	—	78,633

Conversion of notes payable into warrants	—	—	—	—	—	—	354,114	—	—	—	354,114

Issuance of warrants for services	—	—	—	—	—	—	962,900	—	—	—	962,900

Conversion of liabilities into common stock	—	—	—	—	32,000	32	19,303	—	—	—	19,335

Issuance of common stock for legal settlement	—	—	—	—	100,000	100	99,990	—	—	—	100,090

Return of treasury stock	(3)	—	—	—	—	—	—	(502,512)	(300,000)	—	(300,000)

Net loss for the year	—	—	—	—	—	—	—	—	—	(1,707,481)	(1,707,481)

Balance, September 30, 2023	6	—	2,060,536	2,061	19,061,936	19,062	16,293,188	(502,512)	(300,000)	(17,719,307)	(1,704,996)

Sale of common stock	—	—	—	—	956,600	957	910,643	—	—	—	911,600

Issuance of common stock erroneously omitted from prior year	—	—	—	—	110,000	110	(110)	—	—	—	—

Issuance of common stock for services	—	—	—	—	301,072	301	355,949	—	—	—	356,250

Issuance of warrants for services	—	—	—	—	—	—	1,007,100	—	—	—	1,007,100

Issuance of warrants for conversion of note payable	—	—	—	—	—	—	329,418	—	—	—	329,418

Issuance of common stock for conversion of note payable	—	—	—	—	40,000	40	48,023	—	—	—	48,063

Conversion of debt for common stock subscribed	—	—	—	—	—	—	210,000	—	—	—	210,000

Cancellation of common stock	—	—	—	—	(500,000)	(500)	500	—	—	—	—

Issuance of common stock upon exercise of stock warrants	—	—	—	—	60,000	60	—	—	—	—	60

Allocated value of warrants related to issuance of convertible debt	—	—	—	—	—	—	13,333	—	—	—	13,333

Net loss for the year	—	—	—	—	—	—	—	—	—	(2,884,958)	(2,884,958)

Balance, September 30, 2024	6	$—	2,060,536	$2,061	20,029,608	$20,030	$19,168,044	(502,512)	$(300,000)	$(20,604,265)	$(1,714,130)

See accompanying notes to the consolidated financial statements.

GENVOR INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,884,958)	$(1,707,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,832	1,832
Late fee related to notes payable	90,000	—
(Gain) loss on debt settlement	(5,826)	105,000
Amortization of debt discount	741	—
Stock-based compensation and service expense	1,363,350	962,900
Non-cash other expense	16,832	—
Changes in operating assets and liabilities:
Prepaid expense	670	(21,975)
Other current assets	—	2,000
Interest payable	121	23,603
Accrued professional fees	244,955	139,159
Accrued research and development fees	194,656	—
Accrued payroll liability and compensation	238,346	(166,484)
Accrued liabilities and other payables	(236,360)	43,289
USDA CRADA liability	—	(246,400)

NET CASH USED IN OPERATING ACTIVITIES	(975,641)	(864,557)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt and warrants	20,000	—
Proceeds from notes payable	—	250,000
Proceeds from sale of common stock	911,600	362,525
Proceeds from common stock warrant exercises	60	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	931,660	612,525

NET DECREASE IN CASH	(43,981)	(252,032)

CASH - beginning of year	44,354	296,386

CASH - end of year	$373	$44,354

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable into common stock	$48,063	$78,633
Conversion of debt for common stock subscribed	$210,000	$-
Conversion of liabilities into common stock	$—	$149,425
Conversion of notes payable into warrants	$329,418	$354,114
Allocated value of warrants related to convertible debt	$13,333	$—
Late fee capitalized into notes payable	$—	$120,000
Retrospective adoption of ASU 2020-06	$—	$210,779
Liabilities issued in exchange for stock in settlement	$—	$300,000
Conversion of note payable into common stock	$—	$185,544

See accompanying notes to the consolidated financial statements.

GENVOR INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is advancing its portfolio of antimicrobial peptide (AMP) technologies by designing and validating minimum viable products (MVPs) and expanding its collaborations to include foliar application models, seed traits, and seed treatment platforms. In parallel, Genvor is leveraging its proprietary peptide library to address additional high-value market opportunities in crop protection—such as insect control, biostimulants, and nutrient use efficiency—as well as adjacent applications in animal health and feed efficiency.

Genvor’s commercial model is centered around forming joint development agreements (JDAs) and strategic joint ventures targeted at specific problems, crops, animal applications, or geographic markets. These partnerships are intended to accelerate product development and commercialization while expanding market access.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission for financial information.

The Company’s consolidated financial statements include the accounts of Genvor Incorporated, Old Genvor and its wholly owned subsidiary NBLLC. All intercompany accounts and transactions have been eliminated in consolidation.

GENVOR INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

Liquidity and Going Concern

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2024, the Company had cash of $373.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a working capital deficit of approximately $1,728,000 at September 30, 2024 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $2,885,000 and $976,000 for the year ended September 30, 2024, respectively, with no revenues earned, and limited operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these estimates and assumptions may have a material impact on the consolidated financial statements and accompanying notes. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Significant estimates during the years ended September 30, 2024 and 2023 include the valuation of deferred tax assets and the associated valuation allowances, and the valuation of stock-based compensation.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at September 30, 2024 and 2023.

The Company maintains its cash on deposits with bank and financial institution within the United States that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At September 30, 2024, the Company’s cash balances were not in excess of the federally-insured limits.

F-9

GENVOR INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments and Fair Value Measurements

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

●	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

●	Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

●	Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated financial statements, primarily due to their short-term nature.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation, and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the period of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the years ended September 30, 2024 and 2023, the Company did not incur any impairment charges on its long-lived assets.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company incurred research and development expense of $240,263 and $82,500 in the years ended September 30, 2024 and 2023, respectively.

Advertising and Marketing Costs

All costs related to advertising and marketing are expensed as incurred. For the years ended September 30, 2024 and 2023, advertising and marketing costs amounted to $84,183 and $0, respectively.

Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters. Liabilities for such contingencies are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

GENVOR INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company accounts for income taxes using the asset/liability method prescribed by ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, the benefit for tax positions taken can only be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2024 and 2023, the Company had no significant uncertain tax positions which would require either recognition of a liability or disclosure in the financial statements. The Company recognizes interest and penalties related to significant uncertain income tax positions in income tax expense. However, no such interest and penalties were recorded as of September 30, 2024 and 2023.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the years ended September 30, 2024 and 2023, potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible preferred stock and convertible notes (using the if-converted method) and exercise of common stock warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Years Ended September 30,
	2024	2023
Warrants to purchase common stock	3,650,000	2,362,900
Series A convertible preferred stock	6	6
Series B convertible preferred stock	15,580,223	15,580,223
Shares attributable to convertible notes	20,000	164,000
Potentially dilutive securities	19,250,229	18,107,129

GENVOR INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Reporting

The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and is mainly organized by products. During the years ended September 30, 2024 and 2023, the Company is organized into one strategic business unit. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and assess performance. The Company’s Chief Executive Officer (“CEO”) is its CODM.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation, including breakouts within current liabilities, breakouts within operating expenses, and breakouts within the statement of cash flows. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

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

In December 2023, the FASB ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company expects that the adoption will not have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its consolidated financial condition, results of operations, cash flows or disclosures.

NOTE 3 – BORROWINGS

Notes Payable

From time to time, the Company entered into unsecured notes payable with individual investors. The terms of these notes are listed below.

			Interest	Note Balance as of September 30,
Noteholder	Origination	Maturity	Rate	2024	2023
Brent Lilienthal (*)	2019	12/31/2021	0%	$217,000	$217,000
Mel Wentz (*)	3/19/2019	4/29/2019	0%	680,000	570,000
Kirk Huntsman (**)	3/1/2019	2/29/2020	18%	—	32,500
John Hare (**)	4/29/2019	unspecified	0%	—	300,000
Barkley Capital LLC (**)	9/13/2023	3/13/2024	10%	—	200,000
Chris Peterman (***)	9/9/2024	9/9/2025	10%	20,000	—
Total principal amount				914,000	1,319,500
Less: unamortized debt discount				(12,592)	—
				$904,408	$1,319,500

GENVOR INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – BORROWINGS (continued)

Notes Payable (continued)

(*)	These notes are past due and amounts owed are in dispute at both September 30, 2024 and 2023. On May 15, 2025, the Company and Brent Lilienthal entered into a settlement agreement, pursuant to which, the Company settled $217,000 debt owed by issuance of 120,000 shares of common stock of the Company (see Note 8).

(**)	These notes were converted into shares of common stock or stock warrants of the Company in the year ended September 30, 2024 as described below.

(***)	On September 9, 2024, the Company and Chris Peterman entered into a convertible promissory note agreement, providing for the issuance of a note in the principal amount of $20,000. The note is due on September 9, 2025. Principal amount is convertible into shares of common stock of the Company at a conversion price of $1.00 per share. In addition, the Company issued Chris Peterman a stock purchase warrant to acquire 40,000 shares of common stock of the Company at a per share price of $0.01 (“Pre-Funded Warrants”). The Pre-Funded Warrants are exercisable at September 9, 2025 and until the Pre-Funded Warrants are exercised in full.. In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants are accounted for as additional paid-in capital. The remainder of the proceeds are allocated to the debt instrument portion of the transaction. The fair value of the warrants issued to the investor was $40,000. Therefore, the Company recorded debt discount of $13,333 related to the warrants issued to the investor, which will be amortized over the term of the note. For the year ended September 30, 2024, amortization of debt discount related to the note payable amounted to $741, which have been included in interest expense on the accompanying consolidated statements of operations.

Mel Wentz receives a default penalty of $10,000 each month and the note goes unpaid. The Company is currently disputing amount claimed by Mel Wentz under state usury laws (see Note 7). On July 14, 2025, the Company received a letter from a third party legal counsel which states the loan agreement appears to be invalid under Texas usury laws. Therefore, commencing on July 1, 2024, the monthly penalty of $10,000 is not accrued any more.

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

Interest expense totaled $17,693 and $43,795 for the years ended September 30, 2024 and 2023, respectively. Default penalties - late fees totaled $90,000 and $120,000 for the years ended September 30, 2024 and 2023, respectively. These late fees are in dispute and have been included in note payable on the accompanying consolidated balance sheets.

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

GENVOR INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

Preferred Stock (continued)

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

As of both September 30, 2024 and 2023, there were 6 shares of Series A preferred stock issued and outstanding.

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

On September 28, 2023, Mr. White and the LASB Family Trust returned to the Company for cancellation of 502,512 shares of Series B preferred stock; however, the shares have not been canceled and are being held in treasury stock.

There were 2,060,536 issued and 1,558,024 outstanding as of both September 30, 2024 and 2023.

Common Stock

The authorized common stock of the Company consists of 300,000,000 shares with a $0.001 par value. All common stock shares are non-assessable and have one vote per share.

GENVOR INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

Common Stock Sold for Cash

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

During the year ended September 30, 2024, the Company sold an aggregate of 956,600 shares of its common stock at an average price of $0.95 per share to investors and received proceeds of $911,600.

Common Stock Issued for Services

During the year ended September 30, 2024, the Company issued a total of 301,072 shares of its common stock for services rendered, including 225,000 shares to related parties of the Company. These shares were valued at $356,250, the fair market values on the grant dates using the latest third-party sale of common stock share prices on the dates of grant, and the Company recorded stock-based compensation expense of $356,250 for the year ended September 30, 2024.

Common Stock Issued for Debt Conversion

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

GENVOR INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

Common Stock Cancellation

During the year ended September 30, 2024, two shareholders returned an aggregate of 500,000 shares of common stock of the Company that they received incorrectly in a prior year. In connection with the cancellation of these common shares, the Company decreased common stock by the par value of $500 with a corresponding increase in additional paid-in capital of $500.

Common Stock Issued for Warrant Exercise

In March 2024, the Company issued 60,000 shares of its common stock upon exercise of warrants and received proceeds of $60.

Warrants Issued for Services

During the year ended September 30, 2023, the Company issued 762,900 warrants for common stock of the Company for services. The issuance was for the following:

●	Services - 162,900 warrants for common stock with an exercise price of $0.001, valued at $162,900

●	Services by related party – 600,000 warrants for common with an exercise price of $0.001, valued at $600,000

During the year ended September 30, 2024, the Company granted a total of 1,007,100 its warrants, with an exercise price of $0.001, for services rendered, including 650,000 warrants to related parties of the Company. The aggregate fair values of the warrants granted during the year ended September 30, 2024 was $1,007,100, of which, $650,000 was recorded as compensation and related benefits and $357,100 was recorded as professional fees.

Warrants Issued for Debt Conversion

During the year ended September 30, 2023, the Company issued 1,600,000 warrants for common stock of the Company for debt conversion. The issuance was for the following:

●	Settlement of debt – 200,000 warrants for common stock with an exercise price of $0.001, valued at $200,000

●	Conversion of notes payable and accrued interest – 1,400,000 warrants for common stock with an exercise price of $0.001, valued at $1,400,000

On November 11, 2023, an investor converted its note with the principal amount of $300,000 into 300,000 warrants of the Company (see Note 3).

 The following table represents stock warrant activity as of and for the year ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – September 30, 2022	—	$—
Granted	2,362,900	0.001
Exercised	—	—
Forfeited/expired/cancelled	—	—

Warrants Outstanding – September 30, 2023	2,362,900	$0.001	1.50 years	$2,360,537

Warrants Exercisable – September 30, 2023	2,362,900	$0.001	1.50 years	$2,360,537

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants (except Pre-Fund Warrants) outstanding at September 30, 2024:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding at September 30, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2024	Weighted Average Exercise Price
$0.001	2,302,900	0.49	$0.001	2,302,900	$0.001
0.001	1,307,100	0.72	0.001	1,307,100	0.001
$0.001	3,610,000	0.57	$0.001	3,610,000	$0.001

Stock warrant (except Pre-Fund Warrants) activity for the year ended September 30, 2024 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at October 1, 2023	2,362,900	$0.001
Granted	1,307,100	0.001
Exercised	(60,000)	(0.001)
Outstanding at September 30, 2024	3,610,000	$0.001
Warrants exercisable at September 30, 2024	3,610,000	$0.001

There is no “established trading market” for shares of the Company’s common stock at September 30, 2024. Therefore, the aggregate intrinsic values for both the stock warrants outstanding and stock warrants exercisable at September 30, 2024 cannot be calculated.

NOTE 5 – INCOME TAXES

As of September 30, 2024 and 2023, the Company has net operating loss carry forwards of approximately $3,911,000 and $2,497,000, respectively, which may be available to reduce future years’ taxable income through 2044. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for federal income tax purposes (computed by applying the United States federal tax rate of 21% to loss before taxes for fiscal year 2024 and 2023), as follows:

	September 30,
	2024	2023
Tax expense (benefit) at the statutory rate	$(296,947)	$(101,591)
State income taxes, net of federal income tax benefit	(36,765)	(12,578)
Change in valuation allowance	333,712	114,169
Total	$—	$—

GENVOR INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES (continued)

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The Company is open for audit by the U.S. Internal Revenue Service and U.S. state tax jurisdictions from tax year 2021 to tax year 2024,

The tax effect of significant components of the Company’s deferred tax assets and liabilities at September 30, 2024 and 2023, are as follows:

	September 30,
	2024	2023
Net operating loss carryforward	$922,926	$589,214
Total gross deferred tax assets	922,926	589,214
Less: deferred tax asset valuation allowance	(922,926)	(589,214)
Total net deferred taxes	$—	$—

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2024 and 2023 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $3,020,766 and $2,687,054 as of September 30, 2024 and 2023, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Accrued Liabilities and Other Payables — Related Parties

As of September 30, 2024 and 2023, the Company owed Chad Pawlak, its CEO, $11,416 and $0, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets. The amount due to Chad Pawlak bears a fixed interest rate of 8.0% per annum and is short-term in nature, unsecured and repayable on demand.

As of September 30, 2024 and 2023, the Company owed Judith Miller, its former chief business officer and interim chief financial officer, $403 and $0, respectively, for miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

On September 28, 2023, the Company entered into a settlement agreement with Bradley White, former CEO of the Company, who was terminated on June 20, 2023. As part of the settlement agreement, Mr. White was to receive a total settlement of $300,000, payable in tranches of $50,000, beginning on September 28, 2023, or within seven days, and each subsequent payment on the monthly anniversary of the settlement agreement execution. In exchange for the settlement, Mr. White returned to the Company for cancellation of the following: 3 shares of Series A preferred stock and 502,512 shares of Series B preferred stock. As of September 30, 2024 and 2023, the Company still owed Bradley White $50,000 and $300,000, respectively, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets. The outstanding balance of $50,000 was fully paid in subsequent period.

As of September 30, 2024 and 2023, the Company owed Robert Bubeck, its former CEO, $3,846 and $2,025, respectively, for expenses paid by Rober on behalf of the Company, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

All amounts due to Judith Miller, Bradley White, and Robert Bubeck are short-term in nature, non-interest bearing, unsecured and repayable on demand.

GENVOR INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – SUBSEQUENT EVENTS

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

On November 12, 2024, Chad Pawlak was elected as a Board of Directors of the Company.

Common Stock Sold for Cash

During the period from April 1, 2025 through July 31, 2025, the Company sold an aggregate of 1,880,000 shares of its common stock at a price of $0.25 per share to investors and received proceeds of $470,000.

Common Stock Issued for Services

During the period from December 1, 2024 through July 31, 2025, the Company issued a total of 5,475,000 shares of its common stock for services rendered, including 5,375,000 shares to related parties of the Company.

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

Issuance of Subscribed Common Stock

In June 2025, the Company issued 210,000 shares of its common stock for shares subscribed.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, who is the same person, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended September 30, 2024. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management has concluded that, as of September 30, 2024, the Company had material weaknesses in its internal control over financial reporting and the Company’s internal control over financial reporting was not effective. Specifically, management identified the following material weaknesses at September 30, 2024:

●	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;

●	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

●	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;

●	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

●	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

●	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to affect a timely, accurate preparation of the financial statements.

●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and Chief Financial Officer (“CFO”), does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position

Chad Pawlak	52	Chief Executive Officer (1), Interim Chief Financial Officer (2), Director (3)
Clayton Yates	48	Director (4)
Jesse Jaynes	73	Chief Research Officer (4), Director (4), Chief Scientific Officer (1)

(1)	Appointed on January 17, 2024.
(2)	Assumed CFO role on May 29, 2024, upon Judith Miller’s termination on that date.
(3)	Appointed on November 12, 2024.
(4)	Appointed on January 12, 2021.

Biographies of Directors and Officers

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer, and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Chad Pawlak

Chad Pawlak brings over 30 years of experience with a proven track record of driving revenue growth and fostering strategic partnerships across agribusiness and sustainability – particularly in soil and water conservation. He has a deep understanding of regenerative agriculture, biotechnology, crop cultivation and consumer packaged goods (CPG). Most recently, he was CEO of Locus Agricultural Solutions (from August 2021 to October 2023), an agricultural biological company, where he led the strategic growth plan through cross-functional collaboration, resulting in over 350,000 acres of enrollment in a nature-based carbon credit project utilizing a biological product as the practice change. From January 2018-October 2019, Chad was a member of the Board of INUS Protein, a North American supplier, blending partner and product development resource for insect protein powders in food and feed use. Chad also has previous experience as the U.S.-Canada Crop & Plant Protection Business Director Lead - Botanicals for MGK (a part of Valent USA & Sumitomo Chemical) (2018-2019). In this role, he was responsible for the overall design of the strategic business plan of the $30 million Botanical & Organic Crop Protection segments in the U.S. & Canada. He holds an MBA from the Jack Welch Management Institute and BS & AOS in Marketing and Advertising/Public Relations from Johnson & Wales University.

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

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and they serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal. Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

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

Director Compensation

During the years ended September 30, 2024 and 2023, we did not have an independent director. Directors that were employees were not paid any fees for their role as directors.

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

Directors’ and Officers’ Liability Insurance

The Company purchased directors’ and officers’ liability insurance, effective January 8, 2025, to insure our directors and officers against liability for acts or omissions in their capacities as directors or officers.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended September 30, 2024, were timely.

Family relationships

There are no family relationships among any of our officers or directors.

Item 11. Executive Compensation

The table below sets forth, for the years ended September 30, 2024 (“2024”) and 2023 (“2023”), the compensation earned by our executive officers and former executive officers.

Name and Principal Position	Year	Salary	Stock Awards	Option and Warrant Awards	All Other Compensation	Total
		($)	($)	($)	($)	($)

Chad Pawlak	2024	214,345	262,500	—	—	476,845
Chief Executive Officer (1)	2023	—	—	—	—	—

Dr. Clayton Yates	2024	92,500	—	—	—	92,500
Former Chief Scientific Officer, Director (2)	2023	—	—	—	—	—

Dr. Jesse Jaynes	2024	92,500	—	—	—	92,500
Chief Research Officer, Chief Scientific Officer, Director (3)	2023	—	—	—	—	—

Judith S. Miller, Esq.	2024	121,000	100,000	600,000	—	821,000
Former Interim Chief Executive Officer and Chief Financial Officer (4)	2023	65,000	—	600,000	—	665,000

Bradley White	2024	—	—	—	—	—
Former Chief Executive Officer, Chief Financial Officer, and Director (5)	2023	80,625	—	—	66,348	146,973

(1)	Appointed as CEO on January 17, 2024, and assumed CFO role on May 29, 2024. Mr. Pawlak’s 2024 compensation consisted of cash of $214,345 and 262,500 shares vested and valued at $262,500.

(2)	Appointed as Chief Scientific Officer and Chairman of the Board on January 12, 2021, and resigned as Chief Scientific Officer on January 17, 2024. Dr. Yates’s 2024 compensation consisted of cash of $92,500.

(3)	Appointed as Chief Research Officer and Director on January 12, 2021, and appointed as Chief Scientific Officer on January 17, 2024. Dr. Jaynes’s 2024 compensation consisted of cash of $92,500.

(4)	Interim CEO from June 20, 2023 through January 17, 2024, and Interim CFO and Chief Business Officer through May 29, 2024. Ms. Miller’s 2024 compensation consisted of cash of $121,000 and 100,000 shares vested and valued at $100,000 and 600,000 warrants vested and valued at $600,000. Ms. Miller’s 2023 compensation consisted of cash of $65,000 and 600,000 warrants vested and valued at $600,000.

(5)	CEO from January 12, 2021 through June 20, 2023. Mr. White’s 2023 compensation consisted of salary of $80,625 paid by cash and $66,348 of Mr. White’s personal expenses paid by the Company.

The Company has not entered into employment or similar agreements with any of our executive officers or directors except as follows:

Effective as of January 17, 2024, the Company entered into (i) indemnification agreements with Mr. Pawlak, Ms. Miller, Dr. Jaynes and Dr. Yates (the “Indemnification Agreements”), (ii) an employment agreement with Mr. Pawlak (the “Pawlak Employment Agreement”), (iii) an employment agreement with Ms. Miller (the “Miller Employment Agreement”), (iv) a science advisor agreement with Dr. Jaynes (the “Jaynes Advisor Agreement”), and (v) a science advisor agreement with Dr. Yates (the “Yates Advisor Agreement”).

Pursuant to the Indemnification Agreements, the Company agreed to indemnify the officers and directors to the fullest extent permitted by law for claims arising in part out of the fact that the officer or director is or was a director of the Company.

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

Pursuant to the Miller Employment Agreement, which superseded Ms. Miller’s prior Executive Consulting Agreement with the Company dated June 20, 2023, Ms. Miller was to act as Chief Business Officer and Interim Chief Financial Officer of the Company until the agreement is terminated in accordance with its terms, and Ms. Miller was to be compensated as follows: (i) Ms. Miller will receive a base salary of $180,000 per year; (ii) Ms. Miller will be issued 25,000 shares of Company common stock per month for a period of one year; (iii) Ms. Miller will receive an additional equity award of 250,000 shares of Company common stock upon the Company receiving the results of the scientific studies conducted by Southern Gardens/US Sugar for further use by the Company; (iv) Ms. Miller will receive an additional equity award of 50,000 shares of Company common stock upon the Company raising each tranche $1,000,000 up to an aggregate of $10,000,000; (v) Ms. Miller will receive an additional equity award of 50,000 shares of Company common stock upon the Company raising $2,500,000; (vi) Ms. Miller will receive an additional equity award of 100,000 shares of Company common stock upon the Company raising $6,000,000, and (vii) Ms. Miller will receive an additional equity award of 100,000 shares of Company common stock upon the Company raising $10,000,000. Ms. Miller’s employment was terminated on or about May 29, 2024.

Pursuant to Jaynes Advisor Agreement, which has an initial term of three years, Dr. Jaynes will act as scientific advisor to the Company, and be compensated as follows: (i) Dr. Jaynes will be paid a $50,000 signing bonus; (ii) Dr. Jaynes will be paid $5,000 per month; (iii) Dr. Jaynes will be paid $100,000 and 25,000 shares of Company common stock upon the completion of formulation and production of a peptide topical spray (biological fungicide) that is effective in its utilization of AMPs treating plant disease, for any of the identified spectrums of crops that are targeted by the Company; (iv) Dr. Jaynes will be paid $100,000 and 25,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by United States, such as the United States Environmental Protection Agency (the EPA), the United States Department of Agriculture (the USDA), and/or the United States Food and Drug Administration (the FDA), for the commercialization of the topical spray; (v) Dr. Jaynes will be paid $100,000 and 25,000 shares of Company common stock upon the commercial sale of a minimum of $10,000,000 of the topical spray; and (vi) Dr. Jaynes will be paid $100,000 and 25,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by the United States, such as the EPA, USDA, and/or the FDA, for the commercialization of the first seed trait based upon the Company’s patents and targeted spectrums of crops.

Pursuant to Yates Advisor Agreement, which has an initial term of three years, Dr. Yates will act as scientific advisor to the Company, and be compensated as follows: (i) Dr. Yates will be paid a $50,000 signing bonus; (ii) Dr. Yates will be paid $5,000 per month; (iii) Dr. Yates will be paid $100,000 and 25,000 shares of Company common stock upon the completion of formulation and production of a peptide topical spray (biological fungicide) that is effective in its utilization of AMPs treating plant disease, for any of the identified spectrums of crops that are targeted by the Company; (iv) Dr. Yates will be paid $100,000 and 25,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by United States, such as the United States Environmental Protection Agency (the EPA), the United States Department of Agriculture (the USDA), and/or the United States Food and Drug Administration (the FDA), for the commercialization of the topical spray; (v) Dr. Yates will be paid $100,000 and 25,000 shares of Company common stock upon the commercial sale of a minimum of $10,000,000 of the topical spray; and (vi) Dr. Yates will be paid $100,000 and 25,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by the United States, such as the EPA, USDA, and/or the FDA, for the commercialization of the first seed trait based upon the Company’s patents and targeted spectrums of crops.

Outstanding Equity Awards

No executive officer named above had any unexercised options or stock that had not vested, or equity incentive plan awards outstanding as of September 30, 2024, except as follows:

Ms. Miller had 1,200,000 outstanding warrants as of September 30, 2024.

Director Compensation

No member of our board of directors received any compensation for his or her services as a director during the fiscal years ending September 30, 2024 and 2023, nor do they currently receive any compensation for such services.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the applicable table below are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

The following table sets forth certain information, as of July 31, 2025 with respect to the beneficial ownership of the outstanding common stock by:

●	Each of our named executive officers and directors;

●	Our directors and executive officers as a group; and

●	Holders of more than 5% of our common stock

Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Chad Pawlak* (3)	6,000,000	20.2%
Dr. Clayton Yates* (4)	7,312,623	19.8%
Dr. Jesse Jaynes* (5)	6,767,623	18.6%
All officers and directors as a group (3 persons)	20,080,246	45.9%
Shareholder owning 5% or more:
John Coutris (6)	1,789,843	5.7%

*Officer and/or director of our company

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Genvor Incorporated, 1550 W Horizon Ridge Pkwy, Ste R #3040, Henderson, NV 89012.

(2)	Applicable percentage ownership is based on 29,634,608 shares of our common stock outstanding as of July 31, 2025, together with securities exercisable or convertible into shares of our common stock within 60 days of July 31, 2025 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of July 31, 2025 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Mr. Pawlak holds 6,000,000 shares of common stock.

(4)	Represents (i) 731,262 shares of Series B Preferred Stock are held in the name of ACT Holdings LLC, which may be deemed to be beneficially owned by Dr. Yates, and such shares of Series B Preferred Stock are convertible into 7,312,620 shares of common stock. (ii) 3 shares of Series A Preferred Stock are held directly by Dr. Yates, and such shares of Series A Preferred Stock are convertible into 3 shares of common stock.

(5)	Represents (i) 476,762 shares of Series B Preferred Stock are held jointly in the name of Dr. Jaynes and his spouse, 200,000 shares of Series B Preferred Stock held in the name of the Jaynes Investment LLC, which may be deemed to be beneficially owned by Dr. Jaynes, and such shares of Series B Preferred Stock are convertible into 6,767,620 shares of common stock. (ii) 3 shares of Series A Preferred Stock are held directly by Dr. Jaynes, and such shares of Series A Preferred Stock are convertible into 3 shares of common stock.

(6)	Represents (i) 198,637 shares of common stock are held in the name of John Coutris, 91,206 shares of common stock are held in the name of Callie Coutris, John Coutris’s spouse. (ii) 150,000 shares of Series B Preferred Stock are held in the name of PJ Advisory Group, which may be deemed to be beneficially owned by Mr. Coutris. Such shares of preferred stock are convertible into 1,500,000 shares of common stock. The address of John Coutris, Callie Coutris, and PJ Advisory Group is 7227 Centenery Ave., Dallas, Texas, 75225.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Accrued Liabilities and Other Payables — Related Parties

As of September 30, 2024 and 2023, the Company owed Chad Pawlak, its CEO, $11,416 and $0, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets. The amount due to Chad Pawlak bears a fixed interest rate of 8.0% per annum and is short-term in nature, unsecured and repayable on demand.

As of September 30, 2024 and 2023, the Company owed Judith Miller, its former chief business officer and interim chief financial officer, $403 and $0, respectively, for miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

On September 28, 2023, the Company entered into a settlement agreement with Bradley White, former CEO of the Company, who was terminated on June 20, 2023. As part of the settlement agreement, Mr. White was to receive a total settlement of $300,000, payable in tranches of $50,000, beginning on September 28, 2023, or within seven days, and each subsequent payment on the monthly anniversary of the settlement agreement execution. In exchange for the settlement, Mr. White returned to the Company for cancellation of the following: 3 shares of Series A preferred stock and 502,512 shares of Series B preferred stock. As of September 30, 2024 and 2023, the Company still owed Bradley White $50,000 and $300,000, respectively, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets. On June 11, 2025, the Company and Mr. White entered into a settlement agreement, pursuant to which, the outstanding balance was settled.

As of September 30, 2024 and 2023, the Company owed Robert Bubeck, its former CEO, $3,846 and $2,025, respectively, for expenses paid by Rober on behalf of the Company, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

All amounts due to Judith Miller, Bradley White, and Robert Bubeck are short-term in nature, non-interest bearing, unsecured and repayable on demand.

The Company does not own or rent property. The Company’s office space is virtual and provided by an officer at no charge.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for the years ended September 30, 2024 and 2023, for the categories of services indicated.

	2024	2023
Audit fees	$81,000	$72,900
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$81,000	$72,900

On December 16, 2020, we engaged Turner, Stone & Company, L.L.P. (“Turner”) of Dallas, Texas, as our independent registered public accounting firm. On March 17, 2024, we dismissed Turner, and on or about March 20, 2024, we engaged Novogradac & Company LLP as our independent registered public accounting firm.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Chad Pawlak	August 1, 2025
Chief Executive Officer and	Date
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chad Pawlak	August 1, 2025
Chief Executive Officer, Chief Financial Officer & Director	Date

/s/ Clayton Yates	August 1, 2025
Director	Date

/s/ Jesse Jaynes	August 1, 2025
Director	Date