Form 10-Q
period 2024-12-31
Genvor Inc
filed 2025-08-15
CIK 1792941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

GENVOR INCORPORATED

FORM 10-Q

For the Quarterly Period Ended December 31, 2024

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

GENVOR INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2024	2024
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$581	$373
Prepaid expense	12,024	21,305

Total Current Assets	12,605	21,678

NON-CURRENT ASSETS:
Property and equipment, net	13,444	13,902

Total Non-current Assets	13,444	13,902

Total Assets	$26,049	$35,580

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible note payable, net	$10,741	$7,408
Notes payable	897,000	897,000
Interest payable	625	121
Accrued professional fees	262,543	253,264
Accrued research and development fees	258,080	194,656
Accrued payroll liability and compensation	301,425	282,846
Accrued liabilities and other payables - related parties	87,266	65,665
SBA loan	48,750	48,750

Total Current Liabilities	1,866,430	1,749,710

Total Liabilities	1,866,430	1,749,710

Commitments and Contingencies (Note 6)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; Series A Preferred Stock, 10 shares authorized; 6 shares issued and outstanding at December 31, 2024 and September 30, 2024	—	—
Series B Preferred Stock, 2,500,000 shares authorized; 2,060,536 shares issued and 1,558,024 shares outstanding at December 31, 2024 and September 30, 2024	2,061	2,061
Common stock, $0.001 par value; 300,000,000 shares authorized; 24,904,608 and 20,029,608 shares issued and outstanding at December 31, 2024 and September 30, 2024, respectively	24,905	20,030
Additional paid-in capital	24,038,169	19,168,044
Less: series B preferred stock held in treasury, at cost; 502,512 shares at December 31, 2024 and September 30, 2024	(300,000)	(300,000)
Accumulated deficit	(25,605,516)	(20,604,265)

Total Stockholders' Deficit	(1,840,381)	(1,714,130)

Total Liabilities and Stockholders' Deficit	$26,049	$35,580

See accompanying notes to the condensed consolidated financial statements.

GENVOR INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2024	2023

REVENUE	$-	$-

OPERATING EXPENSES:
Research and development	63,424	27,031
Advertising and marketing	3,758	17,682
Professional fees	11,618	661,649
Compensation and related benefits	4,909,204	583,500
Other general and administrative	9,410	15,214

Total Operating Expenses	4,997,414	1,305,076

LOSS FROM OPERATIONS	(4,997,414)	(1,305,076)

OTHER EXPENSE
Interest expense	(3,837)	(16,351)
Penalties	-	(30,000)

Total Other Expense	(3,837)	(46,351)

LOSS BEFORE INCOME TAXES	(5,001,251)	(1,351,427)

INCOME TAXES	-	-

NET LOSS	$(5,001,251)	$(1,351,427)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.24)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	20,665,478	19,417,421

See accompanying notes to the condensed consolidated financial statements.

GENVOR INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Three Months Ended December 31, 2024

(Unaudited)

	Series A		Series B					Treasury Stock
	Preferred Stock		Preferred Stock		Common Stock			Series B Preferred Stock
	Number		Number		Number		Additional	Number			Total
	of		of		of		Paid-in	of		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance, October 1, 2024	6	$ -	2,060,536	$ 2,061	20,029,608	$ 20,030	$ 19,168,044	(502,512)	$ (300,000)	$ (20,604,265)	$ (1,714,130)

Issuance of common stock for services	-	-	-	-	4,875,000	4,875	4,870,125	-	-	-	4,875,000

Net loss for the the three months ended December 31, 2024	-	-	-	-	-	-	-	-	-	(5,001,251)	(5,001,251)

Balance, December 31, 2024	6	$ -	2,060,536	$ 2,061	24,904,608	$ 24,905	$ 24,038,169	(502,512)	$ (300,000)	$ (25,605,516)	$ (1,840,381)

See accompanying notes to the condensed consolidated financial statements.

GENVOR INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Three Months Ended December 31, 2023

(Unaudited)

	Series A		Series B					Treasury Stock
	Preferred Stock		Preferred Stock		Common Stock			Series B Preferred Stock
	Number		Number		Number		Additional	Number			Total
	of		of		of		Paid-in	of		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance, October 1, 2023	6	$ -	2,060,536	$ 2,061	19,061,936	$ 19,062	$ 16,293,188	(502,512)	$ (300,000)	$ (17,719,307)	$ (1,704,996)

Sale of common stock	-	-	-	-	623,600	624	577,976	-	-	-	578,600

Issuance of common stock erroneously omitted from prior year	-	-	-	-	110,000	110	(110)	-	-	-	-

Issuance of warrants for services	-	-	-	-	-	-	907,100	-	-	-	907,100

Issuance of warrants for conversion of note payable	-	-	-	-	-	-	329,418	-	-	-	329,418

Issuance of common stock for conversion of note payable	-	-	-	-	40,000	40	48,023	-	-	-	48,063

Net loss for the the three months ended December 31, 2023	-	-	-	-	-	-	-	-	-	(1,351,427)	(1,351,427)

Balance, December 31, 2023	6	-	2,060,536	$ 2,061	19,835,536	$ 19,836	$ 18,155,595	(502,512)	$ (300,000)	$ (19,070,734)	$ (1,193,242)

See accompanying notes to the condensed consolidated financial statements.

GENVOR INCORPORATED AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,001,251)	$(1,351,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	458	458
Late fee related to note payable	—	30,000
Amortization of debt discount	3,333	—
Stock-based compensation and service expense	4,737,500	907,100
Changes in operating assets and liabilities:
Prepaid expense	9,281	4,475
Interest payable	504	—
Accrued professional fees	9,279	(26,440)
Accrued research and development fees	63,424	—
Accrued payroll liability and compensation	156,079	—
Accrued liabilities and other payables - related parties	19,951	20,515
NET CASH USED IN OPERATING ACTIVITIES	(1,442)	(415,319)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	578,600
Proceeds from related party’s borrowings	1,650	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,650	578,600
NET INCREASE IN CASH	208	163,281
CASH - beginning of period	373	44,354
CASH - end of period	$581	$207,635
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable into warrants	$—	$300,000
Conversion of note payable into common stock	$—	$48,063
Common stock issued for accrued liabilities	$137,500	$—

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

Business Plan and Strategy

Genvor’s business strategy centers on leveraging its proprietary BioCypher Algorithm, an AI-driven peptide discovery platform, to create sustainable agricultural solutions that optimize crop performance across diverse growing conditions. The Company’s peptide technologies are designed to enhance yields, improve stress tolerance, and deliver nutrient optimization while addressing critical agricultural challenges including plant diseases, toxins, bacteria, and fungi. These innovations are designed to support farmers and growers worldwide by improving agricultural productivity, reducing chemical inputs, and enhancing economic outcomes through residue-free solutions that meet evolving regulatory requirements and consumer demands.

The Company is advancing its portfolio of engineered peptide technologies through its proprietary BioCypher Algorithm, which accelerates the discovery and validation of commercial-grade peptide solutions. Genvor’s platform supports multiple formulation approaches including foliar applications, transgenic seed traits, and seed treatment delivery systems, creating cross-crop scalability opportunities in row crops and specialty crops. The Company is leveraging its extensive peptide library of 50,000+ designed peptides to address high-value agricultural performance applications including yield enhancement, stress tolerance, nutrient use efficiency, and biological crop protection, as well as adjacent opportunities in animal health and feed optimization. Notable validation includes the Company’s transgenic corn peptide AGM182, which demonstrated 72% reduction in fungal growth and 98% reduction in aflatoxin in USDA trials.

Genvor’s commercial model employs a licensing-first strategy centered on forming strategic partnerships, joint development agreements (JDAs), and licensing arrangements that create mutual competitive advantages. The Company’s approach enables agricultural leaders to access validated peptide technology with protected market rights while leveraging partners’ regulatory expertise and commercialization capabilities. These collaborations span the innovation spectrum from research institutions for advanced testing to industry partners for field validation and market access, ensuring solutions are developed for scalable commercial success across specific crops, applications, and geographic markets. The Company’s robust intellectual property portfolio, including 2 issued U.S. patents covering antimicrobial and nutrient-enhancing peptides with 1 patent pending covering 16 novel peptides, supports this partnership-driven commercialization strategy.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

Competitive Advantage

Genvor’s competitive advantage is built upon its proprietary BioCypher Algorithm, an AI-driven peptide discovery platform that combines computational biology with machine learning to accelerate peptide design while ensuring commercial viability across diverse agricultural environments. By integrating molecular modeling, predictive analytics, and regulatory benchmarks, the platform accelerates peptide discovery significantly faster than traditional R&D approaches. The Company’s technology platform targets fundamental plant mechanisms, enabling single discoveries to be transformed into multi-crop opportunities across both row crops and specialty crops.

Technical Formulation Advancement

The Company has achieved significant technical formulation advancements for its antimicrobial peptide (AMP) platform. Working with a leading specialty chemicals partner, Genvor successfully developed and validated liquid aqueous formulations for its GV185 and GV197 antimicrobial peptides designed for foliar application across multiple crops including corn, wheat, and greenhouse tomatoes and strawberries. Key technical milestones accomplished include the development of analytical methods (HPLC-MS) for peptide quantification and quality control; the identification of lead formulation candidates with 0.2% active ingredient concentration; the initiation of long-term stability studies demonstrating promising early results with decomposition rates of less than 5% under accelerated aging conditions and the preparation of prototype formulations ready for greenhouse and field trial evaluation. These formulation advances represent important progress toward commercialization, with the developed prototypes designed to deliver targeted active ingredient concentrations of 1-10 ppm on treated crops. The Company continues stability studies to select final lead prototypes and plans to proceed with efficacy testing in controlled greenhouse and field environments.

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024 filed with the SEC on August 1, 2025.

Liquidity and Going Concern

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2024, the Company had cash of $581.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit of approximately $1,854,000 at December 31, 2024 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $5,001,000 and $1,000 for the three months ended December 31, 2024, respectively, with no revenues earned, and limited operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

Liquidity and Going Concern (continued)

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

Significant estimates during the three months ended December 31, 2024 and 2023 include the valuation of deferred tax assets and the associated valuation allowances, and the valuation of stock-based compensation.

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at December 31, 2024 and September 30, 2024.

The Company maintains its cash on deposits with bank and financial institution within the United States that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At December 31, 2024, the Company’s cash balances were not in excess of the federally-insured limits.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company incurred research and development expense of $63,424 and $27,031 in the three months ended December 31, 2024 and 2023, respectively.

Advertising and Marketing Costs

All costs related to advertising and marketing are expensed as incurred. For the three months ended December 31, 2024 and 2023, advertising and marketing costs amounted to $3,758 and $17,682, respectively.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three months ended December 31, 2024 and 2023, potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible preferred stock and convertible notes (using the if-converted method) and exercise of common stock warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per Share Data (continued)

	Three Months Ended December 31,
	2024	2023
Warrants to purchase common stock	3,650,000	3,570,000
Series A convertible preferred stock	6	6
Series B convertible preferred stock	15,580,223	15,580,223
Convertible notes (*)	20,000	134,000
Potentially dilutive securities	19,250,229	19,284,229

(*)	Assumed the convertible notes were converted into shares of common stock of the Company at a conversion price of $1.00 per share for the three months ended December 31, 2024. Assumed the convertible notes were converted into shares of common stock of the Company at a conversion price of $1.49 per share for the three months ended December 31, 2023.

Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters. Liabilities for such contingencies are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Segment Reporting

The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and is mainly organized by products. During the three months ended December 31, 2024 and 2023, the Company is organized into one strategic business unit. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and assess performance. The Company’s Chief Executive Officer (“CEO”) is its CODM.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation, including breakouts within operating expenses. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

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

NOTE 3 – BORROWINGS

Convertible Note Payable

On September 9, 2024, the Company and an investor entered into a convertible promissory note agreement, providing for the issuance of a note in the principal amount of $20,000. The note is due on September 9, 2025. Principal amount is convertible into shares of common stock of the Company at a conversion price of $1.00 per share. In addition, the Company issued the investor a stock purchase warrant to acquire 40,000 shares of common stock of the Company at a per share price of $0.01 (“Pre-Funded Warrants”). The Pre-Funded Warrants are exercisable at September 9, 2025 and until the Pre-Funded Warrants are exercised in full.

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

The convertible note payable as of December 31, 2024 and September 30, 2024 was as follows:

	December 31, 2024	September 30, 2024
Principal amount	$20,000	$20,000
Less: unamortized debt discount	(9,259)	(12,592)
Convertible note payable, net	$10,741	$7,408

For the three months ended December 31, 2024, amortization of debt discount related to this convertible note payable amounted to $3,333, which have been included in interest expense on the accompanying condensed consolidated statements of operations.

Notes Payable

From time to time, the Company entered into unsecured notes payable with individual investors. The terms of these notes are listed below.

			Interest	Note Balance As of
Noteholder	Origination	Maturity	Rate	December 31, 2024	September 30, 2024
Brent Lilienthal	2019	12/31/2021	0%	$217,000	$217,000
Mel Wentz	3/19/2019	4/29/2019	0%	680,000	680,000
				$897,000	$897,000

These notes are past due and amounts owed are in dispute at both December 31, 2024 and September 30, 2024.

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

Interest expense related to borrowings totaled $3,837 and $16,351 for the three months ended December 31, 2024 and 2023, respectively. Default penalties - late fees related to Mel Wentz’s note payable totaled $30,000 for the three months ended December 31, 2023. These late fees are in dispute and have been included in note payable on the accompanying condensed consolidated balance sheets.

NOTE 3 – BORROWINGS (continued)

Commercial Loan

On April 9, 2020, the Company received a loan from the Small Business Administration pursuant to the Paycheck Protection Program (“PPP”) in the principal amount of $48,750. The note bears interest at a variable rate of approximately 1% and matured in April 2022. The Company applied for loan forgiveness, and the Company is waiting on confirmation that the loan has been forgiven.

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

As of both December 31, 2024 and September 30, 2024, there were 6 shares of Series A preferred stock issued and outstanding.

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

There were 2,060,536 issued and 1,558,024 outstanding as of both December 31, 2024 and September 30, 2024.

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

Common Stock

The authorized common stock of the Company consists of 300,000,000 shares with a $0.001 par value. All common stock shares are non-assessable and have one vote per share.

Common Stock Issued for Services

During the three months ended December 31, 2024, the Company issued 4,875,000 shares of its common stock to its chief executive officer for services rendered. These shares were valued at $4,875,000, the fair market value on the grant date using the latest third-party sale of common stock share price on the date of grant, and the Company recorded stock-based compensation expense of $4,737,500 for the three months ended December 31, 2024 and reduced accrued payroll liability and compensation of $137,500.

Warrants (Except Pre-Funded Warrants)

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at December 31, 2024:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at December 31, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2024	Weighted Average Exercise Price
$0.001	2,302,900	0.24	$0.001	2,302,900	$0.001
0.001	1,307,100	0.47	0.001	1,307,100	0.001
$0.001	3,610,000	0.32	$0.001	3,610,000	$0.001

Stock warrant (except Pre-Fund Warrants) activity for the three months ended December 31, 2024 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at October 1, 2024	3,610,000	$0.001
Granted	–	–
Outstanding at December 31, 2024	3,610,000	$0.001
Warrants exercisable at December 31, 2024	3,610,000	$0.001

There is no “established trading market” for shares of the Company’s common stock at December 31, 2024. Therefore, the aggregate intrinsic values for both the stock warrants outstanding and stock warrants exercisable at December 31, 2024 are not available.

Pre-Funded Warrants

As of December 31, 2024, there were 40,000 pre-funded warrants outstanding with an exercise price of $0.01 per share. The 40,000 pre-funded warrants are exercisable at September 9, 2025 and until the Pre-Funded Warrants are exercised in full. There was no activity related to pre-funded warrants during the three months ended December 31, 2024.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accrued Liabilities and Other Payables — Related Parties

As of December 31, 2024 and September 30, 2024, the Company owed Chad Pawlak, its CEO, $15,206 and $11,416, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

As of December 31, 2024 and September 30, 2024, the Company owed Clayton Yates, its scientific advisor and director, $10,136 and $0, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

As of December 31, 2024 and September 30, 2024, the Company owed Jesse Jaynes, its Chief Scientific Officer and director, $7,675 and $0, respectively, for travel and other miscellaneous reimbursements and working capital borrowings, which have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

All amounts due to Chad Pawlak, Clayton Yates, and Jesse Jaynes bear a fixed interest rate of 8.0% per annum and are short-term in nature, unsecured and repayable on demand.

As of both December 31, 2024 and September 30, 2024, the Company owed Judith Miller, its former chief business officer and interim chief financial officer, $403 for miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

On September 28, 2023, the Company entered into a settlement agreement with Bradley White, former CEO of the Company, who was terminated on June 20, 2023. As part of the settlement agreement, Mr. White was to receive a total settlement of $300,000, payable in tranches of $50,000, beginning on September 28, 2023, or within seven days, and each subsequent payment on the monthly anniversary of the settlement agreement execution. In exchange for the settlement, Mr. White returned to the Company for cancellation of the following: 3 shares of Series A preferred stock and 502,512 shares of Series B preferred stock. As of both December 31, 2024 and September 30, 2024, the Company still owed Bradley White $50,000, which have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets. The outstanding balance of $50,000 was fully paid in subsequent period.

As of both December 31, 2024 and September 30, 2024, the Company owed Robert Bubeck, its former CEO, $3,846 for expenses paid by Robert on behalf of the Company, which have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)

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

On October 13, 2024, Judith Miller sent the Company a letter demanding payment for amounts she claimed she was owed under her prior employment agreement with the Company. The Company disputes the allegations in the letter and intends to defend itself as necessary.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Common Stock Sold for Cash

During the period from January 1, 2025 through July 31, 2025, the Company sold an aggregate of 1,880,000 shares of its common stock at a price of $0.25 per share to investors and received proceeds of $470,000.

Common Stock Issued for Services

During the period from January 1, 2025 through July 31, 2025, the Company issued a total of 600,000 shares of its common stock for services rendered, including 500,000 shares to related parties of the Company.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2024 and 2023 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q.

Company Overview

Genvor Incorporated (the “Company” or “Genvor” or “we”) was incorporated in Florida on September 26, 2018, as Allure Worldwide, Inc., and as of November 18, 2019, redomiciled to Nevada. On June 24, 2022, the Company changed its name to from Allure Worldwide, Inc. to Genvor Incorporated.

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

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company requires capital for its contemplated operational and marketing activities to take place. As reflected in the accompanying condensed consolidated financial statements, the Company had working capital deficit of approximately $1,854,000 at December 31, 2024 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $5,001,000 and $1,000 for the three months ended December 31, 2024, respectively.

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

Significant estimates during the three months ended December 31, 2024 and 2023 include the valuation of deferred tax assets and the associated valuation allowances, and the valuation of stock-based compensation.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended December 31, 2024 and 2023

Revenues

We did not earn any revenues during the three months ended December 31, 2024 and 2023.

Operating Expenses

For the three months ended December 31, 2024 and 2023, operating expenses consisted of the following:

	Three Months Ended December 31,
	2024	2023
Research and development expenses	$63,424	$27,031
Advertising and marketing expenses	3,758	17,682
Professional fees	11,618	661,649
Compensation and related benefits	4,909,204	583,500
Other general and administrative	9,410	15,214
	$4,997,414	$1,305,076

·	For the three months ended December 31, 2024, research and development expenses increased by $36,393, or 134.6%, as compared to the three months ended December 31, 2023. The increase was primarily due to increased research projects in the three months ended December 31, 2024. We expect that our research and development expenses will increase in the near future since we gave a raise to our key research personnel which is effective January 1, 2025.

·	For the three months ended December 31, 2024, advertising and marketing expenses decreased by $13,924, or 78.7%, as compared to the three months ended December 31, 2023. The decrease was primarily due to decreased advertising activities in the three months ended December 31, 2024. We expect that our advertising and marketing expenses will likely remain at its current quarterly level with minimal increase in the near future.

·	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, and other fees. For the three months ended December 31, 2024, professional fees decreased by $650,031 or 98.2% as compared to the three months ended December 31, 2023, which was primarily attributable to a decrease in legal service fees of approximately $43,000, mainly due to the decrease in use of legal service providers, a decrease in consulting service fees of approximately $303,000, primarily due to the decrease in stock-based compensation of approximately $307,000, which reflected the value of warrants granted and vested in the three months ended December 31, 2023, a decrease in accounting fees of approximately $152,000 mainly due to the decrease in stock-based compensation of $100,000, which reflected the value of warrants granted and vested in the three months ended December 31, 2023, and a decrease in other miscellaneous items of approximately $152,000 resulting from the decrease in use of professional service providers. We expect that our professional fees will increase in the near future.

·	For the three months ended December 31, 2024, compensation and related benefits expenses increased by $4,325,704, or 741.3%, as compared to the three months ended December 31, 2023. The significant increase was primarily attributable to an increase in stock-based compensation of $4,238,000, which reflected the value of common stock vested to our management in the three months ended December 31, 2024, and an increase in cash compensation of approximately $88,000 due to the increased personnel. We expect that our compensation and related benefits expenses will decrease in the near future as stock-based compensation is expected to decrease.

·	Other general and administrative expenses mainly consisted of OTC listing fees, office supplies, travel and entertainment expenses, and other miscellaneous items. For the three months ended December 31, 2024, other general and administrative expenses decreased by $5,804, or 38.1%, as compared to the three months ended December 31, 2023. The decrease was mainly due to our efforts at stricter controls on corporate expenditures.

Loss from Operations

As a result of the foregoing, for the three months ended December 31, 2024, loss from operations amounted to $4,997,414, as compared to $1,305,076 for the three months ended December 31, 2023, representing an increase of $3,692,338, or 282.9%.

Other Expense

Other expense mainly includes interest expense related to our borrowings, and default penalties – late fees on a note payable.

Other expense totaled $3,837 for the three months ended December 31, 2024, as compared to $46,351 for the three months ended December 31, 2023, a decrease of $42,514, or 91.7%, which was attributable to the decrease in interest expense of approximately $13,000, which was mainly driven by the decrease in outstanding notes payable, and the decrease in default penalties – late fees of $30,000 since commencing on July 1, 2024, the monthly penalty of $10,000 for Mel Wentz’s note payable is not accrued any more as described elsewhere in this report.

Income Taxes

We did not have any income taxes expense for the three months ended December 31, 2024 and 2023 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $5,001,251, or $0.24 per share (basic and diluted), for the three months ended December 31, 2024, as compared to $1,351,427, or $0.07 per share (basic and diluted), for the three months ended December 31, 2023, an increase of $3,649,824, or 270.1%.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations as they come due and otherwise operate on an ongoing basis. At December 31, 2024 and September 30, 2024, we had a cash balance of $581 and $373, respectively.

The following table sets forth a summary of changes in our working capital deficit from September 30, 2024 to December 31, 2024:

	December 31,	September 30,	Changes in
	2024	2024	Amount	Percentage
Working capital deficit:
Total current assets	$12,605	$21,678	$(9,073)	(41.9)%
Total current liabilities	1,866,430	1,749,710	116,720	6.7%
Working capital deficit	$(1,853,825)	$(1,728,032)	$(125,793)	7.3%

Our working capital deficit increased by $125,793 to $1,853,825 at December 31, 2024 from $1,728,032 at September 30, 2024. The increase in working capital deficit was primarily attributable to an increase in accrued research and development fees of approximately $63,000 since we did not have fund to pay our research and development personnel’s compensation in the three months ended December 31, 2024, an increase in accrued payroll liability and compensation of approximately $19,000, and an increase in accrued liabilities and other payables – related parties of approximately $22,000.

Cash Flows for the Three Months Ended December 31, 2024 Compared to the Three Months Ended December 31, 2023

The following summarizes the key components of our cash flows for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024	2023
Net cash used in operating activities	$(1,442)	$(415,319)
Net cash provided by financing activities	1,650	578,600
Net increase in cash	$208	$163,281

Net cash flow used in operating activities for the three months ended December 31, 2024 was $1,442, which primarily reflected our consolidated net loss of approximately $5,001,000, offset by the changes in operating assets and liabilities, primarily consisting of an increase in accrued research and development fees of approximately $63,000 since we did not have fund to pay our research and development personnel’s compensation in the three months ended December 31, 2024, an increase in accrued payroll liability and compensation of approximately $156,000, which was primarily attributable to we hired a full time CEO in January 2024 and his salary was accrued and unpaid commencing May 1, 2024, and an increase in accrued liabilities and other payables – related parties of approximately $20,000 and the non-cash item adjustments, primarily consisting of stock-based compensation and service expense of approximately $4,738,000, which was attributable to the value of our common stock vested in the three months ended December 31, 2024.

Net cash flow used in operating activities for the three months ended December 31, 2023 was $415,319, which primarily reflected our consolidated net loss of approximately $1,351,000, offset by the non-cash item adjustments, primarily consisting of late fee related to note payable of $30,000, and stock-based compensation and service expense of approximately $907,000, which was attributable to the value of warrants granted and vested in the three months ended December 31, 2023.

Net cash flow provided by financing activities was $1,650 for the three months ended December 31, 2024, as compared to $578,600 for the three months ended December 31, 2023. During the three months ended December 31, 2024, we received proceeds from related party’s borrowings of approximately $2,000. During the three months ended December 31, 2023, we received proceeds from sale of common stock of approximately $579,000.

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

Inflation

The effect of inflation on our operating results was not significant for the three months ended December 31, 2024 and 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to any material legal proceedings, except as set forth below.

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

On October 13, 2024, Judith Miller sent the Company a letter demanding payment for amounts she claimed she was owed under her prior employment agreement with the Company. The Company disputes the allegations in the letter and intends to defend itself as necessary.

ITEM 1A. RISK FACTORS

As a smaller reporting company, disclosure under this item is not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 20, 2024, the Company issued 4,875,000 shares of its common stock to Mr. Pawlak for services rendered. The shares were valued at $4,875,000, the fair market value on the grant date using the latest third-party sale of common stock share price on the date of grant, and the Company recorded stock-based compensation expense of $4,737,500 for the three months ended December 31, 2024 and reduced accrued payroll liability and compensation of $137,500.

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

GENVOR INCORPORATED

By: /s/ Chad Pawlak
Dated: August 15, 2025	Name: Chad Pawlak
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Chad Pawlak
Dated: August 15, 2025	Name: Chad Pawlak
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)