Form 10-Q
period 2025-03-31
Genvor Inc
filed 2025-09-08
CIK 1792941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

(715) 903-6473

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

On March 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant had an undetermined value as the registrant’s common stock was not trading on any exchange, nor was it quoted for trading on the OTC Link ATS or any other over-the-counter market or alternative trading system.

The number of the registrant’s shares of common stock issued, issuable and outstanding was 29,825,763 as of September 08, 2025.

GENVOR INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Genvor Incorporated

Genvor Incorporated

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2025	2024
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$641	$373
Prepaid expense	7,414	21,305

Total Current Assets	8,055	21,678

NON-CURRENT ASSETS:
Property and equipment, net	12,986	13,902

Total Non-current Assets	12,986	13,902

Total Assets	$21,041	$35,580

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible note payable, net	$14,074	$7,408
Notes payable	897,000	897,000
Accrued interest	29,865	9,822
Accounts payable and accrued expenses	321,385	303,264
Accrued compensation and related expenses	696,926	466,404
Advances from related parties	89,905	17,062
SBA loan	48,750	48,750

Total Current Liabilities	2,097,905	1,749,710

Total Liabilities	2,097,905	1,749,710

Commitments and Contingencies (Note 6)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; Series A Preferred Stock, 10 shares authorized; 6 shares issued and outstanding at March 31, 2025 and September 30, 2024	—	—
Series B Preferred Stock, 2,500,000 shares authorized; 2,060,536 shares issued and 1,558,024 shares outstanding at March 31, 2025 and September 30, 2024	2,061	2,061
Common stock, $0.001 par value; 300,000,000 shares authorized; 24,904,608 and 20,029,608 shares issued and outstanding at March 31, 2025 and September 30, 2024, respectively	25,155	20,030
Additional paid-in capital	24,100,419	19,168,044
Less: series B preferred stock held in treasury, at cost; 502,512 shares at March 31, 2025 and September 30, 2024	(300,000)	(300,000)
Accumulated deficit	(25,904,499)	(20,604,265)

Total Stockholders' Deficit	(2,076,864)	(1,714,130)

Total Liabilities and Stockholders' Deficit	$21,041	$35,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

REVENUE	$ -	$ -	$ -	$ -

OPERATING EXPENSES:
Research and development expenses	54,812	6,079	118,236	33,110
Advertising and marketing expenses	-	11,665	3,758	29,347
Professional fees	8,462	355,239	20,080	1,016,888
Compensation and related benefits	189,390	347,965	5,098,594	931,465
Other general and administrative expenses	23,392	26,452	32,802	41,666

Total Operating Expenses	276,056	747,400	5,273,470	2,052,476

LOSS FROM OPERATIONS	(276,056)	(747,400)	(5,273,470)	(2,052,476)

OTHER EXPENSES
Interest expense	(22,927)	(481)	(26,764)	(16,832)
Penalties	-	(30,000)	-	(60,000)
Gain on settlement of debt, net	-	5,826	-	5,826

Total Other Expenses, net	(22,927)	(24,655)	(26,764)	(71,006)

LOSS BEFORE INCOME TAXES	(298,983)	(772,055)	(5,300,234)	(2,123,482)

INCOME TAXES	-	-	-	-

NET LOSS	$(298,983)	$(772,055)	$(5,300,234)	$(2,123,482)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.04)	$(0.23)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	24,904,608	19,669,477	22,761,751	19,596,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended March 31, 2025 and 2024

(unaudited)

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock
	Number		Number		Number		Additional			Total
	of		of		of		Paid-in		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Treasury Stock	Deficit	Deficit
Balance, September 30, 2024	6	$ -	2,060,536	$ 2,061	20,029,608	$ 20,030	$ 19,168,044	$ (300,000)	$ (20,604,265)	$ (1,714,130)
Issuance of common stock for services	-	-	-	-	4,875,000	4,875	4,870,125	-	-	4,875,000
Net loss	-	-	-	-	-	-	-	-	(5,001,251)	(5,001,251)
Balance, December 31, 2024	6	$ -	2,060,536	2,061	24,904,608	24,905	24,038,169	(300,000)	(25,605,516)	(1,840,381)
Issuance of common stock for services	-	-	-	-	250,000	250	62,250	-	-	62,500
Net loss	-	-	-	-	-	-	-	-	(298,983)	(298,983)
Balance, March 31, 2025	6	$ -	2,060,536	$ 2,061	25,154,608	$ 25,155	$ 24,100,419	$ (300,000)	$ (25,904,499)	$ (2,076,864)

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock
	Number		Number		Number		Additional			Total
	of		of		of		Paid-in		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Treasury Stock	Deficit	Deficit
Balance, September 30, 2023	6	$ -	1,558,024	$ 2,061	19,061,936	$ 19,062	$ 16,293,188	$ (300,000)	$ (17,719,307)	$ (1,704,996)
Sale of common stock	-	-	-	-	623,600	624	577,976	-	-	578,600
Issuance of common stock erroneously omitted from prior year	-	-	-	-	50,000	50	(50)	-	-	-
Double issuance of common stock	-	-	-	-	60,000	60	(60)	-	-	-
Issuance of warrants for services	-	-	-	-	-	-	907,100	-	-	907,100
Issuance of warrants for conversion of note payable	-	-	-	-	-	-	329,418	-	-	329,418
Issuance of common stock for conversion of note payable	-	-	-	-	40,000	40	48,023	-	-	48,063
Net loss	-	-	-	-	-	-		-	(1,351,427)	(1,351,427)
Balance, December 31, 2023	6	-	1,558,024	2,061	19,835,536	19,836	18,155,595	(300,000)	(19,070,734)	(1,193,242)
Issuance of common stock for services	-	-	-	-	251,072	251	305,999	-	-	306,250
Issuance of common stock for conversion of note payable	-	-	-	-	210,000	210	209,790	-	-	210,000
Sale of common stock	-	-	-	-	248,000	248	247,752	-	-	248,000
Issuance of warrants for services	-	-	-	-	-	-	100,000	-	-	100,000
Cancellation of common stock	-	-	-	-	(450,000)	(450)	450	-	-	-
Net loss	-	-	-	-	-	-	-	-	(772,055)	(772,055)
Balance, March 31, 2024	6	$ -	1,558,024	$ 2,061	20,094,608	$ 20,095	$ 19,019,586	$ (300,000)	$ (19,842,789)	$ (1,101,047)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

Condensed Consolidated Statements of Cash Flow

For the Six Months Ended March 31,

(unaudited)

	2025	2024
Cash flows from operating activities:
Net loss	$(5,300,234)	$(2,123,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	916	916
Stock-based compensation	4,800,000	1,313,350
Late fee capitalized into notes payable	—	60,000
Gain on settlement of liabilities, net	—	(5,826)
Amortization of debt discount	6,666	—
Changes in assets and liabilities:
Prepaid expenses	13,891	12,000
Accrued interest	20,043	—
Accounts payable and accrued expenses	18,121	(126,958)
Accrued compensation and related expenses	368,022	—
Net cash used in operating activities	(72,575)	(870,000)

Cash flows from financing activities:
Advances from related parties	72,843	7,969
Proceeds from sale of common stock	—	826,600
Net cash provided by financing activities	72,843	834,569

Net increase (decrease) in cash	268	(35,431)

Cash at beginning of period	373	44,354

Cash at end of period	$641	$8,923

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Conversion of note payable into common stock	$—	$258,063
Conversion of notes payable into warrants	$—	$329,418
Common stock issued for accrued compensation	$137,500	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

March 31, 2025

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

Recent data demonstrate that Genvor’s proprietary peptides showed promising broad-spectrum efficacy against major agricultural pathogens that cause significant crop losses worldwide. Lead candidate GV185 demonstrated particularly strong antifungal activity at low concentrations, potentially de-risking the program for partnerships and supporting the commercial advancement toward field trials and regulatory submissions.

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

Liquidity and Going Concern

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2025, the Company had cash of $641.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2025, as reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit of $2,089,850. At March 31, 2025, the Company had an accumulated deficit of $25,904,499. For the six months ended March 31, 2025, the Company recognized a net loss of $5,300,234 and used cash in operating activities of $72,575, with no revenues earned, and limited operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is currently developing its products and technologies, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of additional public and/or private offerings of its stock but such capital cannot be assured. See Note 7 for working capital raised subsequent to March 31, 2025 in a private replacement offering. Management believes that the actions presently being taken to further implement its business plan, develop its products and technologies, and generate revenues should provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds in the future, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate cash flows from financing activities or operating activities.

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

Significant estimates during the three and six months ended March 31, 2025 and 2024 include the valuation of deferred tax assets and the associated valuation allowances, and the valuation of stock-based compensation.

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at March 31, 2025 and September 30, 2024.

The Company maintains its cash on deposits with bank and financial institution within the United States that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At March 31, 2025, the Company’s cash balances were not in excess of the federally-insured limits.

Property and Equipment

Property and equipment are stated at cost and consists of furniture and fixtures. Depreciation is provided by the straight-line method over the useful lives of the related assets of seven years. Expenditures for minor enhancements and maintenance are expensed as incurred.

Long-lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with the guidance of the ASC 360, Property, Plant, and Equipment. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. During the six months ended March 31, 2025, and 2024, the Company had not experienced impairment losses on its long-lived assets.

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

  Level 3-Inputs are unobservable inputs which reflect the, reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated financial statements, primarily due to their short-term nature.

Advertising and Marketing Costs

All costs related to advertising and marketing are expensed as incurred. For the three and six months ended March 31, 2025 and 2024, advertising and marketing costs amounted to $0 and $11,665 and $3,758 and $29,347, respectively.

 Research and Development

The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of professional service costs associated with the development of plant-based defense technology products. For the three and six months ended March 31, 2025, and 2024, the Company incurred $54,812 and $6,079 and $118,236 and $33,110 in research and development expenses, respectively.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Warrants to purchase common stock	3,650,000	3,610,000	3,650,000	3,610,000
Series A convertible preferred stock	6	6	6	6
Series B convertible preferred stock	15,580,240	15,580,240	15,580,240	15,580,240
Convertible notes	20,000	—	20,000	—
Total potentially dilutive securities	19,250,246	19,190,246	19,250,246	19,190,246

Segment Reporting

The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and is mainly organized by products. During the six months ended March 31, 2025 and 2024, the Company is organized into one strategic business unit. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and assess performance. The Company’s Chief Executive Officer (“CEO”) is its CODM.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation, including breakouts within operating expenses. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements, including significant segment expenses and interim disclosures (“Topic 280”). The guidance allows for disclosure of multiple measures of a reportable segment’s profit or loss, and it requires that public entities with a single reportable segment provide all disclosures required by the ASU and all existing disclosures in Topic 280. ASC 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim reporting periods starting after December 15, 2024, with early adoption permitted. The Company adopted the new standard effective June 30, 2024 on a retrospective basis. The adoption of this ASU affects only the Company’s disclosures, with no impact to its financial condition or results of operations.

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

 ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”). In November 2024, the FASB issued a new accounting standard to improve the disclosures about an entity’s expenses and address requests from investors for more detailed information about the types of expenses included in commonly presented expense captions. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with retrospective application permitted. The Company is evaluating the disclosure requirements related to the new standard and its impact on our consolidated financial statements.

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

NOTE 3 – NOTES PAYABLE

Convertible Note Payable

On September 9, 2024, the Company and an investor entered into a convertible promissory note agreement, providing for the issuance of a note in the principal amount of $20,000. The note is due on September 9, 2025 and bears interest at 10%. The principal amount is convertible into shares of common stock of the Company at a conversion price of $1.00 per share. In addition, the Company issued the investor a stock purchase warrant to acquire 40,000 shares of common stock of the Company at a per share price of $0.01 (“Pre-Funded Warrants”). The Pre-Funded Warrants are exercisable at September 9, 2025 and until the Pre-Funded Warrants are exercised in full.

In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants are accounted for as additional paid-in capital. The remainder of the proceeds are allocated to the debt instrument portion of the transaction. The fair value of the warrants issued to the investor was $40,000. Therefore, the Company recorded debt discount of $13,333 related to the warrants issued to the investor, which will be amortized over the term of the note.

The convertible note payable and unamortized debt discount as of March 31, 2025 and September 30, 2024 was as follows:

	March 31, 2025	September 30, 2024
Principal amount	$20,000	$20,000
Less: unamortized debt discount	(5,926)	(12,592)
Convertible note payable, net	$14,074	$7,408

For the three and six months ended March 31, 2025 and 2024, amortization of debt discount related to this convertible note payable amounted to $3,333 and $0 and $6,666 and $0, which has been included in interest expense on the accompanying condensed consolidated statements of operations.

For the three and six months ended March 31, 2025 and 2024, interest expense on the convertible note payable amounted to approximately $500 and $0 and $1,000 and $0,respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations. As of March 31, 2025 and September 30, 2024, accrued interest on the convertible note payable was $1,117 and $117, respectively.

Notes Payable and Subsequent Event

From time to time, the Company enters into unsecured notes payable with individual investors. The terms of these notes are listed below.

			Interest	Note Balance As of
Noteholder	Origination	Maturity	Rate	March 31, 2025	September 30, 2024
Brent Lilienthal	2019	12/31/2021	0%	$217,000	$217,000
Mel Wentz	3/19/2019	4/29/2019	0%	680,000	680,000
				$897,000	$897,000

On May 15, 2025, the Company and Brent Lilienthal entered into a settlement agreement, pursuant to which, the Company settled $217,000 debt owed by issuance of 120,000 shares of common stock of the Company (see Note 7).

Mel Wentz received a default penalty of $10,000 each month that the note went unpaid. The Company is currently disputing the amount claimed by Mel Wentz under state usury laws. On July 14, 2024, the Company received a letter from a third-party legal counsel which stated that the loan agreement appeared to be invalid under Texas usury laws. Therefore, commencing on July 1, 2024, the monthly penalty of $10,000 was no longer accrued. Default penalties during the three and six months ended March 31, 2024 amounted to $30,000 and $60,000, respectively, which have been included in the note payable balance and presented separately on the unaudited consolidated statements of operations.

 Aggregate interest expense, including amortization of debt discount, related to notes payable totaled $3,833 and $481, and $7,663 and $16,382, respectively, for the three and six months ended March 31, 2025 and 2024, respectively. These late fees are in dispute and have been included in note payable on the accompanying condensed consolidated balance sheets.

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

Series A Preferred Stock

On August 10, 2022, the Company designated 10 shares of its preferred stock as Series A Preferred Stock (“Series A”). Each share of Series A entitles the holder to ten million (10,000,000) votes on all matters submitted to a vote of the stockholders of the Corporation. When and as any dividend or distribution is declared or paid by the Company on the common stock, the Series A holders are entitled to participate in such dividend or distribution. Each Series A share is convertible, at the option of the holder, into one share of fully paid and non-assessable common stock. Upon any liquidation, dissolution, or winding-up of the Company, the Series A holders are entitled to receive out of the assets of the Company, for each share of Series A, an amount equal to par value before any distribution or payment shall be made to the holder of any junior securities (including common stock and all other equity or equity equivalent securities of the Company).

The Series A was issued on August 16, 2022, as follows: Bradley White (former Chief Executive Officer), 3 shares; Dr. Clayton Yates (Chief Scientific Officer and Chairman), 3 shares; and Dr. Jesse Jaynes (Chief Research Officer and Director), 3 shares.

On September 28, 2023, Mr. White returned to the Company for cancellation of 3 shares of Series A preferred stock.

As of March 31, 2025, and September 30, 2024, there were 6 shares of Series A preferred stock issued and outstanding, respectively.

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

On September 28, 2023, Mr. White, our former CEO and the LASB Family Trust returned to the Company for cancellation of 502,512 shares of Series B preferred stock; however, the shares have not been canceled and are being held in treasury stock.

As of March 31, 2025 and September 30, 2024, there were 2,060,536 issued and 1,558,024 outstanding the majority of which is held by related parties.

As of March 31, 2025, and September 30, 2024, there were 2,060,536 shares of Series B preferred stock issued, respectively, the majority of which is held by related parties.

Common Stock

The authorized common stock of the Company consists of 300,000,000 shares with a $0.001 par value. All common stock shares are non-assessable and have one vote per share.

During the three months ended March 31, 2025 and December 31, 2024, the Company issued 250,000 and 4,875,000 shares of its common stock to its chief executive officer for services rendered. These shares were valued at $62,500 and $4,875,000, respectively, using the most recent common stock sales on the date of grant, and the Company recorded stock-based compensation expense of $62,500 and $4,800,000 for the three and six months ended March 31, 2025, respectively, and reduced accrued compensation by $137,500 that had been accrued as of September 30, 2024 related to shares of common stock that had vested for services but were not issued.

On March 9, 2024, the Company agreed to issue 210,000 shares of common stock with an estimated fair value of $1 related to the conversion of a note payable for $200,000 and accrued interest of $10,000. These shares were not issued until June 2025 (see Note 7).

 Warrants (except for pre-funded)

Common stock warrant (except Pre-Fund Warrants) activity for the three and six months ended March 31, 2025 was as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at October 1, 2024	3,610,000	0.001	0.57
Granted	—	—	—
Outstanding at December 31, 2024	3,610,000	0.001	0.32
Granted	—	—	—
Expired	(2,060,000)	0.001	—
Outstanding and exercisable at March 31, 2025	1,550,000	0.001	0.19

There is no “established trading market” for shares of the Company’s common stock at March 31, 2025. Therefore, the aggregate intrinsic value for the warrants outstanding and exercisable at March 31, 2025 are not available. However, subsequent to period end the Company sold common stock shares in a private placement offering for $.25 (see Note 7).

Pre-Funded Warrants

In connection with the issuance of a convertible note payable (see Note 3), the Company issued 40,000 pre-funded warrants with an exercise price of $0.01 per share exercisable until September 9, 2025. There was no activity related to pre-funded warrants during the six months ended March 31, 2025.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accrued Compensation

The Company has employment agreements with its CEO and two scientific advisors (see Note 6).

Effective January 1, 2025, an amendment to the CEO’s employment agreement executed and amended the following provisions: (i) annual salary was increased from $300,000 to $350,000, (ii) a guaranteed calendar year bonus equal to 30% of his annual salary was established versus milestone-based bonuses, and (iii) the CEO now receives 500,000 shares of common stock every six months that he remains with the Company.

 Effective January 1, 2025, the scientific advisors aggregate monthly compensation was increased to $17,500 from $10,000.

Any accrued compensation amounts earn interest at 8%. The CEO and scientific advisors can convert any accrued compensation into shares of common stock at a conversion rate equal to the fair market value on the date of conversion (see Note 7).

As of March 31, 2025 and September 30, 2024, the Company owed its former chief business officer and interim chief financial officer, Judith Miller, $38,904 primarily from accrued compensation.

As of March 31, 2025 and September 30, 2024, accrued compensation and related expenses owed to these individuals totaled $696,926 and $466,404, respectively.

Advances from Related Parties

The Company’s CEO and scientific advisors make working capital advances as needed which bear interest at 8% per annum and are short-term in nature, unsecured and repayable on demand. During the six months ended March 31, 2025 and 2024, the Company received $72,843 and $7,969 of advances from these related parties. As of March 31, 2025 and September 30, 2024, advances owed to the CEO and scientific advisors totaled $86,059 and $13,216, respectively.

As of both March 31, 2025 and September 30, 2024, the Company owed, its former CEO, $3,846 for expenses paid on behalf of the Company.

As of March 31, 2025 and September 30, 2024, advances from related parties totaled $89,905 and $17,062, respectively, as presented on the condensed consolidated balance sheets.

Accrued Interest

The accrued compensation and advances received from the CEO and two scientific advisors, collectively referred to as the “employees” bear interest at 8%. As of March 31, 2025 and September 30, 2024, accrued interest due these employees was $28,747 and $9,701, which is included in accrued interest on the unaudited condensed consolidated balance sheets. During the three and six months ended March 31, 2025, interest expense amounted to $11,956 and $19,060, respectively, which is included in interest expense on the condensed unaudited consolidated statements of operations. During the three and six months ended March 31, 2024, interest expense was not significant.

Settlement

On September 28, 2023, the Company entered into a settlement agreement with Mr. White, a former CEO of the Company, who was terminated on June 20, 2023. As part of the settlement agreement, Mr. White was to receive a total settlement of $300,000, payable in tranches of $50,000, beginning on September 28, 2023, or within seven days, and each subsequent payment on the monthly anniversary of the settlement agreement execution. In exchange for the settlement, Mr. White returned to the Company for cancellation the following: 3 shares of Series A preferred stock and 502,512 shares of Series B preferred stock. As of both March 31, 2025 and September 30, 2024, the Company still owed Bradley White $50,000, which has been included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. The outstanding balance of $50,000 was fully repaid subsequent to March 31, 2025 pursuant to a settlement agreement.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations except as noted.

The Company is currently disputing amounts claimed to be owed to a noteholder, Mel Wentz, under state usury laws (see Note 3).

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

Employment Agreements

On January 17, 2024, Ms. Miller resigned as the Company’s Interim Chief Executive Officer and was appointed as a member of the Company’s Board of Directors, as the Chief Business Officer of the Company, and as the Interim Chief Financial Officer of the Company. Pursuant to the Miller Employment Agreement, which superseded Ms. Miller’s prior Executive Consulting Agreement with the Company dated June 20, 2023, Ms. Miller acted as Chief Business Officer and Interim Chief Financial Officer of the Company until the agreement was terminated in accordance with its terms, and Ms. Miller was to be compensated as follows: (i) a base salary of $180,000 per year; (ii) 25,000 shares of Company common stock per month for a period of one year; (iii) an additional equity award of 250,000 shares of Company common stock upon the Company receiving the results of the scientific studies conducted by Southern Gardens/US Sugar for further use by the Company; (iv) an additional equity award of 50,000 shares of Company common stock upon the Company raising each tranche $1,000,000 up to an aggregate of $10,000,000; (v) Ms. Miller will receive an additional equity award of 50,000 shares of Company common stock upon the Company raising $2,500,000; (vi) Ms. Miller will receive an additional equity award of 100,000 shares of Company common stock upon the Company raising $6,000,000, and (vii) Ms. Miller will receive an additional equity award of 100,000 shares of Company common stock upon the Company raising $10,000,000. This agreement was terminated in May 2024 (see Note 5 for amounts owed and outstanding under this agreement).

On January 17, 2024, the Company executed an advisor agreement with Dr. Jesse Jaynes, a director of the Company (the “Jaynes Advisor Agreement”). Dr. Jaynes will be compensated as follows: (i) Dr. Jaynes will be paid a $50,000 signing bonus; (ii) Dr. Jaynes will be paid $5,000 per month (increased to $9,167 effective January 1, 2025); (iii) Dr. Jaynes will be paid $100,000 and 25,000 shares of Company common stock upon the completion of formulation and production of a peptide topical spray (biological fungicide) that is effective in its utilization of AMPs treating plant disease, for any of the identified spectrums of crops that are targeted by the Company; (iv) Dr. Jaynes will be paid $100,000 and 25,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by United States, such as the United States Environmental Protection Agency (the EPA), the United States Department of Agriculture (the USDA), and/or the United States Food and Drug Administration (the FDA), for the commercialization of the topical spray; (v) Dr. Jaynes will be paid $100,000 and 25,000 shares of Company common stock upon the commercial sale of a minimum of $10,000,000 of the topical spray; and (vi) Dr. Jaynes will be paid $100,000 and 25,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by the United States, such as the EPA, USDA, and/or the FDA, for the commercialization of the first seed trait based upon the Company’s patents and targeted spectrums of crops.

On January 17, 2024, the Company executed an advisor agreement with Dr. Clayton Yates, a director of the Company (the “Yates Advisor Agreement”). Dr. Yates will be compensated as follows: (i) Dr. Yates will be paid a $50,000 signing bonus; (ii) Dr. Yates will be paid $5,000 per month (increased to $8,333 effective January 1, 2025); (iii) Dr. Yates will be paid $100,000 and 25,000 shares of Company common stock upon the completion of formulation and production of a peptide topical spray (biological fungicide) that is effective in its utilization of AMPs treating plant disease, for any of the identified spectrums of crops that are targeted by the Company; (iv) Dr. Yates will be paid $100,000 and 25,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by United States, such as the United States Environmental Protection Agency (the EPA), the United States Department of Agriculture (the USDA), and/or the United States Food and Drug Administration (the FDA), for the commercialization of the topical spray; (v) Dr. Yates will be paid $100,000 and 25,000 shares of Company common stock upon the commercial sale of a minimum of $10,000,000 of the topical spray; and (vi) Dr. Yates will be paid $100,000 and 25,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by the United States, such as the EPA, USDA, and/or the FDA, for the commercialization of the first seed trait based upon the Company’s patents and targeted spectrums of crops.

On January 17, 2024, the Company appointed Chad Pawlak as Chief Executive Officer of the Company. Pursuant to the Pawlak Employment Agreement, Mr. Pawlak will act as Chief Executive Officer of the Company until the agreement is terminated in accordance with its terms, and Mr. Pawlak will be compensated as follows: (i) Mr. Pawlak will receive a base salary of $300,000 per year; (ii) Mr. Pawlak will be eligible for annual incentive bonus awards of up to 30% of Mr. Pawlak’s then-current base salary in the discretion of the compensation committee of the Board, provided that such bonus for the first year of employment shall be earned for the completion of formulation and production of a peptide topical spray (biological fungicide) that is effective in its utilization of AMPs treentive bonus awards of up to 30% of Mr. Pawlak’s then-current base salary in the discretion of the compensation committee of the Board, provided that such bonus for the first year of employment shall be earned for the completion of formuating plant disease, for any of the identified spectrums of crops that are targeted by the Company (the “First Milestone”), and the bonus for the second year of employment shall be earned for the receipt of regulatory approval from any of those federal agencies required by United States, such as the United States Environmental Protection Agency (the EPA), the United States Department of Agriculture (the USDA), and/or the United States Food and Drug Administration (the FDA), for the commercialization of the topical spray (the “Second Milestone”); (iii) Mr. Pawlak will initially receive 50,000 shares of Company common stock, and 950,000 shares of Company common stock which shall vest monthly for a period of 36 months (25,000 shares a month for months 1-34, and 50,000 shares a month for months 35-36); (iv) Mr. Pawlak will receive an additional equity award of 1,000,000 shares of Company common stock upon achievement of the First Milestone; (v) Mr. Pawlak will receive an additional equity award of 1,000,000 shares of Company common stock upon achievement of the Second Milestone; (vi) Mr. Pawlak will receive an additional equity award of 1,000,000 shares of Company common stock upon the commercial sale of a minimum of $10,000,000 of the topical spray; and (vii) Mr. Pawlak will receive an additional equity award of 1,000,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by the United States, such as the EPA, USDA, and/or the FDA, for the commercialization of the first seed trait based upon the Company’s patents and targeted spectrums of crops. Effective January 1, 2025, an amendment to the CEO’s employment agreement executed and amended the following provisions: (i) annual salary was increased from $300,000 to $350,000, (ii) a guaranteed calendar year bonus equal to 30% of his annual salary was established versus milestone-based bonuses, and (iii) the CEO now receives 500,000 shares of common stock every six months that he remains with the Company.

Refer to Note 5 for disclosure of amounts outstanding and due under these employment agreements as of March 31, 2025.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Common Stock Sold for Cash

During the period from April 1, 2025 through the date of this filing the Company sold an aggregate of 2,000,000 shares of its common stock at a price of $0.25 per share to investors and received proceeds of $500,000.

Common Stock Issued for Services

On June 30, 2025, the Company issued 250,000 fully vested shares of common stock with an estimated fair value of $62,500 based on recent sales of common stock to its CEO for services rendered from April – June 2025.

On August 6, 2025, the Company issued 20,000 fully vested shares of common stock with an estimated fair value of $5,000 based on recent sales of common stock pursuant to a scientific advisory employment agreement.

Common Stock Issued for Accounts Payable Settlements and Note Payable Conversion

In April, May, and August 2025, the Company issued an aggregate of 171,155 shares of common stock with an estimated fair value of $42,789 based on recent sales of common stock for the settlement of $59,248 of outstanding accounts payable balances. The settlement resulted in a net gain of approximately $16,459.

In May 2025, Brent Lilienthal converted his note with the principal amount of $217,000 into 120,000 shares of common stock with an estimated fair value of $30,000 based on recent sales of common stock (see Note 3). The conversion resulted in a gain of approximately $187,000.

 Common Stock Issued for Accrued Compensation Converted

In May 2025, the Company issued 1,300,000 shares of its common stock upon the conversion of accrued compensation outstanding with our CEO of $125,000 and a total of $200,000 of accrued bonuses with our two scientific advisor employees. These bonuses were earned and approved by the board in May 2025 pursuant to a milestone defined in their employment agreements, being met. The conversion ratio of $.25 was based on recent stock sales and therefore no gain or loss was recorded on this conversion.

Common Stock Issued for Warrant Exercise

In April 2025, the Company issued 500,000 shares of its common stock upon exercise of warrants with an exercise price of $.001 and received proceeds of $500.

Issuance of Common Stock

In May and June 2025, the Company issued 310,000 shares of common stock for the conversion of $220,000 of principal and accrued interest that occurred during the fiscal year ended September 30, 2024 for which the shares had not been issued.

Settlement of Accrued Liability

On June 11, 2025, the Company executed a release and settlement agreement with our former CEO, Bradley White. Pursuant to the settlement agreement, the Company agreed to pay $55,000 for the settlement of all amounts outstanding with this individual (see Note 5).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis of our financial condition and results of operations for the three and six months ended March 31, 2025 and 2024 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2025, as reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit of $2,089,850. At March 31, 2025, the Company had an accumulated deficit of $25,904,499. For the six months ended March 31, 2025, the Company recognized a net loss of $5,300,234 and used cash in operating activities of $72,575, with no revenues earned, and limited operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is currently developing its products and technologies, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of additional public and/or private offerings of its stock but such capital cannot be assured. Management believes that the actions presently being taken to further implement its business plan, develop its products and technologies, and generate revenues should provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds in the future, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate cash flows from financing activities or operating activities.

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

Significant estimates include the valuation of deferred tax assets and the associated valuation allowances, and the valuation of stock-based compensation.

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

 RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024

Revenues

We did not earn any revenues during the three months ended March 31, 2025, and 2024.

Operating Expenses

For the three months ended March 31, 2025 and 2024 operating expenses consisted of the following:

	Three Months Ended March 31,
	2025	2024
Research and development expenses	$54,812	$6,079
Advertising and marketing expenses	—	11,665
Professional fees	8,462	355,239
Compensation and related benefits	189,390	347,965
Other general and administrative	23,392	26,452
	$276,056	$747,400

·	For the three months ended March 31, 2025, research and development expenses increased by $48,733 or 801.7%, compared to the three months ended March 31, 2024. The increase was primarily due to increased research projects. We expect that our research and development expenses will continue to increase as our research and development personnel received an aggregate increase in monthly salary of $7,500 effective January 1, 2025.

·	For the three months ended March 31, 2025, advertising and marketing expenses decreased by $11,665, or 100.0%, as compared to the three months ended March 31, 2024. The decrease was primarily due to decreased advertising activities as the Company was reducing expenses.

·	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, and other fees. For the three months ended March 31, 2025, professional fees decreased by $346,777 or 97.6% as compared to the three months ended March 31, 2024, which was primarily attributable to a decrease in accounting, audit and legal fees as the Company ceased compliance related filings due to cash flow constraints and a decrease in stock-based compensation with service providers.

·	For the three months ended March 31, 2025, compensation and related benefits expenses decreased by $158,575, or 45.6%, as compared to the three months ended March 31, 2024. The decrease was primarily attributable to a decrease in stock-based compensation as our recent stock sales have declined from $1.00 to $.25.

·	Other general and administrative expenses mainly consisted of OTC listing fees, office supplies, insurance expense, travel and entertainment expenses, and other miscellaneous items. For the three months ended March 31, 2025, other general and administrative expenses decreased by $3,060, or 11.6%, as compared to the three months ended March 31, 2024. The decrease was mainly due to our efforts at stricter controls on corporate expenditures.

Loss from Operations

During the three months ended March 31, 2025, and 2024, the Company incurred a loss from operations of $276,056 and $747,400, respectively. The primary reason for the decline in the loss from operations is due to a reduction in compensation and related benefits and professional fees due to less stock-based compensation and service providers as discussed above.

Other Expenses, net

Other expense mainly includes interest expense related to our notes payable, and default penalties – late fees on a note payable.

Other expenses, net totaled $22,927 for the three months ended March 31, 2025, as compared to $24,655 for the three months ended March 31, 2025, a decrease of $1,728, or 7.0%, which was attributable to the decrease in penalties of $30,000, since commencing on July 1, 2024, the monthly penalty of $10,000 for Mel Wentz’s note payable stopped being accrued as described elsewhere in this report, offset by an increase in interest expense of $22,446 due to a convertible note payable issued in September 2024 with a 10% interest and 8% interest accruing on accrued compensation and advances from related parties.

Net Loss

As a result of the factors described above, our net loss was $298,983, or ($0.01) per share (basic and diluted), for the six months ended March 31, 2025, as compared to $772,055 or ($0.04) per share (basic and diluted), for the six months ended March 31, 2024, an decrease of $473,072, or 61.3%.

For the Six Months Ended March 31, 2025, and 2024

Revenues

We did not earn any revenues during the six months ended March 31, 2025, and 2024.

Operating Expenses

For the three months ended March 31, 2025 and 2024 operating expenses consisted of the following:

	Six Months Ended March 31,
	2025	2024
Research and development expenses	$118,236	$33,110
Advertising and marketing expenses	3,758	29,347
Professional fees	20,080	1,016,888
Compensation and related benefits	5,098,594	931,465
Other general and administrative	32,802	41,666
	$5,273,470	$2,052,476

·	For the six months ended March 31, 2025, research and development expenses increased by $85,126, or 257.1%, compared to the six months ended March 31, 2024. The increase was primarily due to increased research projects. We expect that our research and development expenses will continue to increase as our research and development personnel received an increase in aggregate monthly salary of $7,500 effective January 1, 2025.

·	For the six months ended March 31, 2025, advertising and marketing expenses decreased by $25,589, or 87.2%, as compared to the six months ended March 31, 2024. The decrease was primarily due to decreased advertising activities.

·	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, and other fees. For the six months ended March 31, 2025, professional fees decreased by $996,808 or 98.0% as compared to the six months ended March 31, 2024, which was primarily attributable to a decrease in accounting, audit and legal fees as the Company ceased compliance related filings due to cash flow constraints and a decrease in stock-based compensation with service providers.

·	For the six months ended March 31, 2025, compensation and related benefits expenses increased by $4,167,129 or 447.4%, as compared to the six months ended March 31, 2024. This increase was primarily due to an increase of approximately $4,000,000 of stock-based compensation with our CEO for services provided to the Company and an increase in his monthly salary and guaranteed bonus effective January 1, 2025 resulting in approximately $13,000 of additional compensation expense each month, and a $90,000 one-time bonus provide by the board in January 2025 for 2024 services.

·	Other general and administrative expenses mainly consists of OTC listing fees, office supplies, insurance expense, travel and entertainment expenses, and other miscellaneous items. For the six months ended March 31, 2025, other general and administrative expenses decreased by $8,864, or 21.3%, as compared to the six months ended March 31, 2024. The decrease was mainly due to our efforts at stricter controls on corporate expenditures.

Loss from Operations

During the six months ended March 31, 2025, and 2024, the Company incurred a loss from operations of $5,273,470 and $2,052,476, respectively. This increase of $3,220,994 or 156.9% is primarily due to increased stock-based compensation with our CEO, offset by a decline in professional service fees and stock-based compensation with service providers.

Other Expenses, net

Other expense mainly includes interest expense related to our notes payable, and default penalties – late fees on a note payable.

Other expenses, net totaled $26,764 for the six months ended March 31, 2025, as compared to $71,006 for the six months ended March 31, 2025, a decrease of $44,242, or 62.3%, which was primarily attributable to the decrease in penalties of $60,000, since commencing on July 1, 2024, the monthly penalty of $10,000 for Mel Wentz’s note payable stopped being accrued as described elsewhere in this report, offset by an increase in interest expense of $9,932 due to a convertible note payable issued in September 2024 with a 10% interest and 8% interest accruing on accrued compensation and advances from related parties.

Net Loss

As a result of the factors described above, our net loss was $5,300,234, or ($0.23) per share (basic and diluted), for the six months ended March 31, 2025, as compared to $2,123,482, or ($0.11) per share (basic and diluted), for the six months ended March 31, 2024, an increase of $3,176,752, or 149.6%.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations as they come due and otherwise operate on an ongoing basis. At March 31, 2025 and September 30, 2024, we had a cash balance of $641 and $373, respectively.

The following table sets forth a summary of changes in our working capital deficit from March 31, 2025 to December 31, 2024:

	March 31,	September 30,	Changes in
	2025	2024	Amount	Percentage
Working capital deficit:
Total current assets	$8,055	$21,678	$(13,623)	(62.8)%
Total current liabilities	2,097,905	1,749,710	348,195	19.9%
Working capital deficit	$(2,089,850)	$(1,728,032)	$334,572	(42.9)%

Our working capital deficit increased by $334,572 to $2,089,850 at March 31, 2025 from $1,728,032 at September 30, 2024. The increase in working capital deficit was primarily attributable to an increase in accrued compensation of $230,522 with our CEO and scientific advisors since we did not have sufficient working capital to pay the personnel’s compensation, an increase of $72,843 in advances received from these same individuals to fund our working capital needs, and $38,164 aggregate increase in accounts payable and accrued expenses and accrued interest.

Cash Flows for the Six Months Ended March 31, 2025 Compared to the Six Months Ended March 31, 2024

The following summarizes the key components of our cash flows for the six months ended March 31, 2025 and 2024:

	Six Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(72,575)	$(870,000)
Net cash provided by financing activities	72,843	834,569
Net increase (decrease) in cash	$268	$(35,431)

Net cash flow used in operating activities for the six months ended March 31, 2025 was $72,575, which primarily reflected our consolidated net loss of approximately $5,300,000, offset by the non-cash item adjustments, primarily consisting of stock-based compensation and service expense of approximately $4,800,000 and the changes in operating assets and liabilities of $427,000, primarily consisting of an increase in accrued compensation of $368,000 and increase in accounts payable, accrued expenses and accrued interest of $38,000 due to our working capital constraints.

Net cash flow used in operating activities for the six months ended March 31, 2024 was $870,000, which primarily reflected our consolidated net loss of approximately $2,123,000, offset by the non-cash item adjustments, primarily consisting of late fee related to note payable of $60,000, and stock-based compensation and service expense of approximately $1,313,350, and cash outflows of approximately $127,000 to pay down accounts payable and accrued expense.

Net cash flow provided by financing activities was approximately $73,000 for the six months ended March 31, 2025, as compared to $835,000 for the six months ended March 31, 2024. During the six months ended March 31, 2025, our financing activities related to advances from related parties for working capital needs. During the six months ended March 31, 2024, we received proceeds from sale of common stock of approximately $827,000 and related party advances of approximately $8,000.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarterly period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 31, 2025, the Company issued 250,000 shares of its common stock to Mr. Pawlak for services rendered during the three-month period ended March 31, 2025.

The offer, sale, and issuance of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The recipient of the securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and an appropriate legend was affixed to the securities issued in this transaction. The recipient was an accredited investor and had adequate access, through his employment to information about us.

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

GENVOR INCORPORATED

Date: September 8, 2025	By:	/s/ Chad Pawlak
	Name:	Chad Pawlak
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: September 8, 2025	By:	/s/ Chad Pawlak
	Name:	Chad Pawlak
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)