Form 10-Q
period 2025-06-30
Genvor Inc
filed 2025-09-08
CIK 1792941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of the registrant’s shares of common stock outstanding was 29,825,763 as of September 8, 2025.

GENVOR INCORPORATED

FORM 10-Q

For the Quarterly Period Ended June 30, 2025

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Genvor Incorporated

GENVOR INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	September 30,
	2025	2024
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$98,933	$373
Prepaid expense	4,961	21,305

Total Current Assets	103,894	21,678

NON-CURRENT ASSETS:
Property and equipment, net	12,528	13,902

Total Non-current Assets	12,528	13,902

Total Assets	$116,422	$35,580

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable	$17,407	$7,408
Notes payable	680,000	897,000
Accrued interest	42,710	9,822
Accounts payable and accrued expenses	206,712	303,264
Accrued compensation and related expenses	632,424	466,404
Advances from related parties	85,061	17,062
SBA loan	48,750	48,750

Total Current Liabilities	1,713,064	1,749,710

Total Liabilities	1,713,064	1,749,710

Commitments and Contingencies (Note 6)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; Series A Preferred Stock, 10 shares authorized; 6 shares issued and outstanding at June 30, 2025 and September 30, 2024	—	—
Series B Preferred Stock, 2,500,000 shares authorized; 2,060,536 shares issued and 1,558,024 shares outstanding at June 30, 2025 and September 30, 2024	2,061	2,061
Common stock, $0.001 par value; 300,000,000 shares authorized; 29,754,608 and 20,029,608 shares issued and outstanding at June 30, 2025 and September 30, 2024, respectively	29,475	20,030
Additional paid-in capital	24,974,099	19,168,044
Less: series B preferred stock held in treasury, at cost; 502,512 shares at June 30, 2025 and September 30, 2024	(300,000)	(300,000)
Accumulated deficit	(26,302,278)	(20,604,265)

Total Stockholders' Deficit	(1,596,643)	(1,714,130)

Total Liabilities and Stockholders' Deficit	$116,422	$35,580

See accompanying notes to the unaudited condensed consolidated financial statements.

GENVOR INCORPORATED AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
Research and development expenses	271,816	43,801	390,052	206,911
Advertising and marketing expenses	—	12,878	3,758	81,175
Professional fees	80,356	264,801	100,436	1,085,290
Compensation and related benefits	184,824	234,408	5,283,418	1,188,373
Other general and administrative expenses	40,547	15,945	73,349	62,560

Total Operating Expenses	577,543	571,833	5,851,013	2,624,309

LOSS FROM OPERATIONS	(577,543)	(571,833)	(5,851,013)	(2,624,309)

OTHER (EXPENSE) INCOME
Interest expense	(16,138)	—	(42,902)	(16,832)
Penalties	—	(30,000)		(90,000)
Net gain on settlement of accounts payable	8,902		8,902
Gain on settlement of note payable	187,000		187,000
Amortization of debt discount	—	—	—	—
Other (expense) income	—	(44)		5,782

Total Other Income (Expense), net	179,764	(30,044)	153,000	(101,050)

LOSS BEFORE INCOME TAXES	(397,779)	(601,877)	(5,698,013)	(2,725,359)

INCOME TAXES	—	—	—	—

NET LOSS	$(397,779)	$(601,877)	$(5,698,013)	$(2,725,359)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.03)	$(0.23)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	27,471,752	20,222,081	24,331,752	19,758,953

See accompanying notes to the unaudited condensed consolidated financial statements.

GENVOR INCORPORATED AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Three and Nine Months Ended June 30, 2025

(Unaudited)

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock
	Number		Number		Number		Additional			Total
	of		of		of		Paid-in		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Treasury Stock	Deficit	Deficit
Balance, September 30, 2024	6	$—	2,060,536	$2,061	20,029,608	$20,030	$19,168,044	$(300,000)	$(20,604,265)	$(1,714,130)
Issuance of common stock for services	—	—	—	—	4,875,000	4,875	4,870,125	—	—	4,875,000
Net loss	—	—	—	—	—	—	—	—	(5,001,251)	(5,001,251)
Balance, December 31, 2024	6	—	2,060,536	2,061	24,904,608	24,905	24,038,169	(300,000)	(25,605,516)	(1,840,381)
Issuance of common stock for services	—	—	—	—	250,000	250	62,250	—	—	62,500
Net loss	—	—	—	—	—	—	—	—	(298,983)	(298,983)
Balance, March 31, 2025	6	—	2,060,536	2,061	25,154,608	25,155	24,100,419	(300,000)	(25,904,499)	(2,076,864)
Issuance of common stock for cash	—	—	—	—	1,720,000	1,720	428,280	—	—	430,000
Issuance of common stock for services	—	—	—	—	250,000	250	62,250	—	—	62,500
Issuance of common stock for conversion of accrued compensation	—	—	—	—	1,300,000	1,300	323,700	—	—	325,000
Issuance of common stock for settlement of note payable	—	—	—	—	120,000	120	29,880	—	—	30,000
Issuance of common stock for settlement of accounts payable	—	—	—	—	120,000	120	29,880	—	—	30,000
Issuances from previous period conversions	—	—	—	—	310,000	310	(310)	—	—	—
Issuance of common stock for warrant exercise	—	—	—	—	500,000	500	—	—	—	500
Net loss	—	—	—	—	—	—	—	—	(397,779)	(397,779)
Balance, June 30, 2025	6	$—	2,060,536	$2,061	29,474,608	$29,475	$24,974,099	$(300,000)	$(26,302,278)	$(1,596,643)

See accompanying notes to the condensed consolidated financial statements.

GENVOR INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Three and Nine Months Ended June 30, 2024

(Unaudited)

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock
	Number		Number		Number		Additional			Total
	of		of		of		Paid-in		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Treasury Stock	Deficit	Deficit
Balance, September 30, 2023	6	$—	2,060,536	$2,061	19,061,936	$19,062	$16,293,188	$(300,000)	$(17,719,307)	$(1,704,996)
Sale of common stock	—	—	—	—	623,600	624	577,976	—	—	578,600
Issuance of common stock erroneously omitted from prior year	—	—	—	—	50,000	50	(50)	—	—	—
Double issuance of common stock	—	—	—	—	60,000	60	(60)	—	—	—
Issuance of warrants for services	—	—	—	—	—	—	907,100	—	—	907,100
Issuance of warrants for conversion of note payable	—	—	—	—	—	—	329,418	—	—	329,418
Issuance of common stock for conversion of note payable	—	—	—	—	40,000	40	48,023	—	—	48,063
Net loss	—	—	—	—	—	—		—	(1,351,427)	(1,351,427)
Balance, December 31, 2023	6	—	2,060,536	2,061	19,835,536	19,836	18,155,595	(300,000)	(19,070,734)	(1,193,242)
Issuance of common stock for services	—	—	—	—	251,072	251	305,999	—	—	306,250
Issuance of common stock for conversion of note payable	—	—	—	—	210,000	210	209,790	—	—	210,000
Sale of common stock	—	—	—	—	248,000	248	247,752	—	—	248,000
Issuance of warrants for services	—	—	—	—	—	—	100,000	—	—	100,000
Cancellation of common stock	—	—	—	—	(450,000)	(450)	450	—	—	—
Net loss	—	—	—	—	—	—	—		(772,055)	(772,055)
Balance, March 31, 2024	6	—	2,060,536	2,061	20,094,608	20,095	19,019,586	(300,000)	(19,842,789)	(1,101,047)
Sale of common stock	—	—	—	—	85,000	85	84,915	—	—	85,000
Issuance of common stock for services	—	—	—	—	50,000	50	49,950	—	—	50,000
Issuance of common stock upon exercise of stock warrants	—	—	—	—	60,000	60	—	—	—	60
Cancellation of common stock	—	—	—	—	(50,000)	(50)	50	—	—	—
Net loss	—	—	—	—	—	—	—		(601,877)	(601,877)
Balance, June 30, 2024	6	$—	2,060,536	$2,061	$20,239,608	$20,240	$19,154,501	$(300,000)	$(20,444,666)	$(1,567,864)

See accompanying notes to the condensed consolidated financial statements.

GENVOR INCORPORATED AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,698,013)	$(2,725,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,375	1,375
Late fee capitalized into notes payable	—	90,000
Amortization of debt discount	9,999	—
Stock-based compensation and service expense	4,862,500	1,363,350
Non-cash other expense	—	16,832
Gain on settlement of accounts payable, net	(8,902)	(5,826)
Gain on settlement of notes payable	(187,000)	—
Changes in operating assets and liabilities:
Prepaid expense	16,344	12,921
Accrued interest	32,888
Accounts payable and accrued expenses	(57,650)	241,492
Accrued payroll liability and compensation	628,520	292,737
Accrued liabilities and other payables - related parties	—	(243,395)

NET CASH USED IN OPERATING ACTIVITIES	(399,939)	(955,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	86,995	—
Repayments to related parties	(18,996)	—
Proceeds from sale of common stock	430,000	911,600
Proceeds from common stock warrant exercises	500	60

NET CASH PROVIDED BY FINANCING ACTIVITIES	498,499	911,660

NET DECREASE IN CASH	98,560	(44,213)

CASH - beginning of period	373	44,354

CASH - end of period	$98,933	$141

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable into common stock	$217,000	$258,063
Conversion of notes payable into warrants	$—	$329,418

See accompanying notes to the unaudited condensed consolidated financial statements.

 GENVOR INCORPORATED

 Notes to Condensed Consolidated Financial Statements

June 30, 2025

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

Table 3. Inhibitory concentration where 50% of spores were killed (IC50) and 95% confidence interval (C1) for fungal and bacterial plant pathogens challenged with synthetic peptides GV185, GV187, D4E1, and AGMI82a

	Synthetic peptides
	GV185		GV187		AGM182		D4E1
Pathogen	IC50b	95% CIe	IC50	95% Cl	IC50	95% Cl	IC50	95% Cl
Rhizopus stolonifer	8.7	(2, 15.4)	7.4	(3.2, 11.7)	22.1	(-14.7, 58.9)	12.4	(0.2, 24.5)
Aspergillus flavus AF70	3.9	(2.7, 5.1)	3.3	(2.2, 4.4)	7.9	(4.3, 11.6)	11.2	(0.8, 21.5)
A. flavus Tox 4	2.9	(2.3, 3.6)	2.4	(1.9, 3)	7.1	(5.1, 9)	9.8	(4, 15.6)
Fusarium graminearum	2.1	(1.7, 2.4)	2.2	(1.9, 2.5)	4.6	(3.1, 6.2)	6.2	(2.3, 10.2)
F. verticillioides	2.1	(1.8, 2.4)	1.2	(1.1, 1.4)	2.0	(1.8, 2.3)	2.5	(2, 3)
F. oxysporum f. sp. vasinfectum	2.2	(1.8,. 2.6)	1.5	(1.4, 1.7)	1.7	(1.5, 1.9)	2.0	(1.6, 2.4)
Claviceps purpurea	1.1	(1, 1.2)	1.1	(1, 1.2)	1.3	(1.1, 1.4)	1.6	(1.3, 1.8)
Thielaviopsis basicola	1.4	(1.3, 1.6)	1.3	(1.2, 1.3)	1.3	(1.1, 1.4)	1.5	(1.2, 1.7)
Verticillium dahliae	0.9	(0.8, 0.9)	0.8	(0.7, 0.9)	0.9	(0.9, 1)	0.8	(0.7, 0.9)
Xanthomonas campestris pv. campestris	0.1	(0.1, 0.1)	0.1	(0.1, 0.1)	0.2	(0.2, 0.3)	0.2	(0.2, 0.3)
Pseudomonas syringae pv. tabaci	0.1	(0.1, 0.1)	0.1	(0.1, 0.1)	0.1	(0.1, 0.2)	0.2	(0.2, 0.2)

[a]	Fungal and bacterial pathogens were exposed to synthetic peptides and plated on medium, and viable spores or colonies were counted. Dose-response curves were estimated using a generalized linear model with logit link and binomial distribution (i.e.. logistic regression).

[b]	IC50 is the predicted peptide dose (μM) where 50% of spores or bacteria were inhibited or killed from dose-response curves for each synthetic peptide and pathogen.

[c]	The 95% confidence intervals are the range of IC50 estimates for each peptide against a pathogen based on α = 0.05. Values within the parentheses are the upper and lower limits Confidence intervals were calculated from logistic model parameter estimates for slope and intercept, their standard error and covariance. Due to logit link, values are not symmetric around the predicted IC50 doses.

Following initial broad-spectrum screening, The Company conducted concentration-response studies on two key fungal pathogens that cause significant crop losses globally. The Company’s lead peptide candidates GV185 and GV197 demonstrated concentration-dependent growth inhibition against both Botrytis cinerea and Fusarium graminearum, with GV185 showing superior efficacy at lower application rates. These data demonstrate clear concentration-dependent efficacy and support the selection of optimal application rates for future field trials and combination treatments.

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

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

Liquidity and Going Concern

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2025, the Company had cash of $98,933.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit of approximately $1,609,000 at June 30, 2025 and had incurred recurring net losses and used cash in operating activities of approximately $5,698,000 and $400,000 for the nine months ended June 30, 2025, respectively, with no revenues earned, and limited operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is currently developing its products and technologies, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of additional public and/or private offerings of its stock but such capital cannot be assured. See Note 4 for working capital raised during the three months ended June 30, 2025 in a private replacement offering. Management believes that the actions presently being taken to further implement its business plan, develop its products and technologies, and generate revenues should provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds in the future, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate cash flows from financing activities or operating activities.

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

Significant estimates during the three and nine months ended June 30, 2025 and 2024 include the valuation of deferred tax assets and the associated valuation allowances, and the valuation of stock-based compensation.

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at June 30, 2025 and September 30, 2024.

The Company maintains its cash on deposits with bank and financial institution within the United States (“U.S.”) that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At June 30, 2025, the Company’s cash balances were not in excess of the federally-insured limits.

Property and Equipment

Property and equipment are stated at cost and consists of furniture and fixtures. Depreciation is provided by the straight-line method over the useful lives of the related assets of seven years. Expenditures for minor enhancements and maintenance are expensed as incurred.

Long-lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with the guidance of the ASC 360, Property, Plant, and Equipment. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. During the nine months ended June 30, 2025, and 2024, the Company had not experienced impairment losses on its long-lived assets

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments and Fair Value Measurements

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

●	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

●	Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

●	Level 3-Inputs are unobservable inputs which reflect the, reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated financial statements, primarily due to their short-term nature.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company incurred research and development expense of $271,816 and $43,801 in the three months ended June 30, 2025 and 2024, respectively. The Company incurred research and development expense of $390,052 and $206,911 in the nine months ended June 30, 2025 and 2024, respectively.

Advertising and Marketing Costs

All costs related to advertising and marketing are expensed as incurred. For the three months ended June 30, 2025 and 2024, advertising and marketing costs amounted to $0 and $12,878 , respectively. For the nine months ended June 30, 2025 and 2024, advertising and marketing costs amounted to $3,758 and $81,175, respectively.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Warrants to purchase common stock	100,000	3,610,000	3,650,000	100,000
Series A convertible preferred stock	6	6	6	6
Series B convertible preferred stock	15,580,240	15,580,240	15,580,240	15,580,240
Convertible notes	20,000	—	20,000	—
Total potentially dilutive securities	15,700,246	19,190,246	19,250,246	15,680,246

Segment Reporting

The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and is mainly organized by products. During the three and nine months ended June 30, 2025 and 2024, the Company is organized into one strategic business unit. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and assess performance. The Company’s Chief Executive Officer (“CEO”) is its CODM.

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

The convertible note payable and unamortized debt discount as of June 30, 2025 and September 30, 2024 was as follows:

	June 30, 2025	September 30, 2024
Principal amount	$20,000	$20,000
Less: unamortized debt discount	(2,593)	(12,592)
Convertible note payable, net	$17,407	$7,408

For the three and nine months ended June 30, 2025 and 2024, amortization of debt discount related to this convertible note payable amounted to $3,333 and $0, and $9,999 and $0, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations.

For the three and nine months ended June 30, 2025 and 2024, interest expense on the convertible note payable amounted to approximately $500 and $0, and $1,500 and $0, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations. As of June 30, 2025 and September 30, 2024, accrued interest on the convertible note payable was $1,617 and $117, respectively.

Notes Payable

From time to time, the Company enters into unsecured notes payable with individual investors. The terms of these notes are listed below.

			Interest	Note Balance As of
Noteholder	Origination	Maturity	Rate	June 30, 2025	September 30, 2024
Brent Lilienthal	2019	12/31/2021	0%	$—	$217,000
Mel Wentz	3/19/2019	4/29/2019	0%	680,000	680,000
				$680,000	$897,000

On May 15, 2025, the Company and Brent Lilienthal entered into a settlement agreement, pursuant to which, the Company settled $217,000 of outstanding principal on the note payable by issuance of 120,000 shares of common stock of the Company with an estimated value of $30,000 based on recent common stock sales (see Note 4). The Company recognized a gain on this settlement of $187,000 as presented on the unaudited condensed consolidated statements of operations.

Mel Wentz received a default penalty of $10,000 each month that the note went unpaid. The Company is currently disputing the amount claimed by Mel Wentz under state usury laws. On July 14, 2024, the Company received a letter from a third party legal counsel which stated that the loan agreement appeared to be invalid under Texas usury laws. Therefore, commencing on July 1, 2024, the monthly penalty of $10,000 was no longer accrued. Default penalties during the three and nine months ended June 30, 2024 amounted to $30,000 and $90,000, respectively, which have been included in the note payable balance and presented separately on the unaudited consolidated statements of operations.

Aggregate interest expense, including amortization of debt discount, related to notes payable totaled $3,833 and $0, and $11,494 and $16,832, respectively, for the three and nine months ended June 30, 2025 and 2024, respectively, and is included in interest expense on the unaudited consolidated statements of operations.

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

Series A Preferred Stock

On August 10, 2022, the Company designated 10 shares of its preferred stock as Series A Preferred Stock (“Series A”). Each share of Series A entitles the holder to ten million (10,000,000) votes on all matters submitted to a vote of the stockholders of the Corporation. When and as any dividend or distribution is declared or paid by the Company on the common stock, the Series A holders are entitled to participate in such dividend or distribution. Each Series A share is convertible, at the option of the holder, into one share of fully paid and non-assessable common stock. Upon any liquidation, dissolution, or winding-up of the Company, the Series A holders are entitled to receive out the assets of the Company, for each share of Series A, an amount equal to par value before any distribution or payment shall be made to the holder of any junior securities (including common stock and all other equity or equity equivalent securities of the Company). The preferred stock was issued on August 16, 2022, as follows: Bradley White (former CEO), 3 shares; Dr. Clayton Yates (employee), 3 shares; and Dr. Jesse Jaynes (employee), 3 shares.

On September 28, 2023, Mr. White returned to the Company for cancellation of 3 shares of Series A preferred stock.

As of both June 30, 2025 and September 30, 2024, there were 6 shares of Series A preferred stock issued and outstanding.

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

As of June 30, 2025 and September 30, 2024, there were 2,060,536 issued and 1,558,024 outstanding the majority of which is held by related parties.

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

Common Stock

The authorized common stock of the Company consists of 300,000,000 shares with a $0.001 par value. All common stock shares are non-assessable and have one vote per share.

During the three and nine months ended June 30, 2025 and 2024, the Company had the following common stock issuances:

Common Stock Sold for Cash

During the three months ended June 30, 2025, the Company sold an aggregate of 1,720,000 shares of its common stock at a price of $0.25 per share to investors and received proceeds of $430,000.

Common Stock for Services

During the nine months ended June 30, 2025, the Company issued an aggregate of 5,375,000 shares of its common stock to its chief executive officer for services rendered during the nine months ended June 30, 2025. These shares were valued at an aggregate of $5,000,000 using the most recent common stock sales on the date of grant. The Company recorded stock-based compensation expense of $62,500 and $4,862,500 for the three and nine months ended June 30, 2025, respectively, which has been included in compensation and related expenses on the unaudited consolidated statements of operations, and reduced accrued compensation by $137,500 that had been accrued as of September 30, 2024 related to shares of common stock that had vested for services but were not issued.

Common Stock Issued for Accrued Compensation Converted

In May 2025, the Company issued 1,300,000 shares of its common stock upon the conversion of accrued compensation outstanding with our CEO of $125,000 and a total of $200,000 of accrued bonuses with our two scientific advisor employees. These bonuses were earned and approved by the board in May 2025 pursuant to a milestone defined in their employment agreements, being met (see Note 6). The conversion ratio of $.25 was based on recent stock sales and therefore no gain or loss was recorded on this conversion.

Common Stock Issued for Accounts Payable Settlements and Note Payable Conversion

In April and May 2025, the Company issued an aggregate of 120,000 shares of common stock with an estimated fair value of $30,000 based on recent sales of common stock for the settlement of $43,902 of outstanding accounts payable balances. The settlement resulted in a net gain of approximately $13,902, which is included in net gain on settlement of liabilities on the unaudited condensed consolidated statements of operations.

In May 2025, Brent Lilienthal converted his note payable with the principal amount of $217,000 into 120,000 shares of common stock with an estimated fair value of $30,000 based on recent sales of common stock (see Note 3). The conversion resulted in a gain of approximately $187,000 as presented on the unaudited condensed consolidated statements of operations.

On March 9, 2024, the Company agreed to issue 210,000 shares of common stock with an estimated fair value of $1 related to the conversion of a note payable for $200,000 and accrued interest of $10,000. These shares were not issued until June 2025 (see Issuance of Common Stock below).

Common Stock Issued for Warrant Exercise

In April 2025, the Company issued 500,000 shares of its common stock upon the exercise of warrants with an exercise price of $.001 and received proceeds of $500.

Issuance of Common Stock

In May and June 2025, the Company issued 310,000 shares of common stock for the conversion of $220,000 of principal and accrued interest that occurred during the fiscal year ended September 30, 2024 for which the shares had not been issued.

Warrants (except for pre-funded)

Comm stock warrant (except Pre-Fund Warrants) activity for the three and nine months ended June 30, 2025 was as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at October 1, 2024	3,610,000	$0.001	0.57
Granted	–	–	-
Outstanding at December 31, 2024	3,610,000	$0.001	0.32
Granted	–	–	-
Expired	(2,060,000)	$0.001	-
Outstanding at March 31, 2025	1,550,000	$0.001	0.19
Exercised	(500,000)	$0.001	-
Expired	(950,000)	$0.001	-
Outstanding and exercisable at June 30, 2025	100,000	$0.001	0.05

There is no “established trading market” for shares of the Company’s common stock at June 30, 2025. Therefore, the aggregate intrinsic value for the outstanding warrants and exercisable at June 30, 2025 are not available. However, as disclosed in Note 4 above Company sold common stock shares in a private placement offering for $.25.

Pre-Funded Warrants

 In connection with the issuance of a convertible note payable (see Note 3), the Company issued 40,000 pre-funded warrants with an exercise price of $0.01 per share exercisable until September 9, 2025. There was no activity related to pre-funded warrants during the nine months ended June 30, 2025.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accrued Compensation

The Company has employment agreements with its CEO and two scientific advisors (see Note 6).

Effective January 1, 2025, an amendment to the CEO’s employment agreement was executed and amended the following provisions: (i) annual salary was increased from $300,000 to $350,000, (ii) a guaranteed calendar year bonus equal to 30% of his annual salary was established versus milestone-based bonuses, and (iii) the CEO now receives 500,000 shares of common stock every six months that he remains with the Company.

Effective January 1, 2025, the scientific advisors aggregate monthly compensation was increased to $17,500 from $10,000.

Any accrued compensation amounts earn interest at 8%. The CEO and scientific advisors can convert any accrued compensation into shares of common stock at a conversion rate equal to the fair market value on the date of conversion (see Note 4).

As of June 30, 2025 and September 30, 2024, the Company owed its former chief business officer and interim chief financial officer, Judith Miller, $38,904 primarily from accrued compensation.

As of June 30, 2025 and September 30, 2024, accrued compensation and related expenses owed to these individuals pursuant to employment agreements totaled $632,424 and $466,404, respectively.

Advances from Related Parties

The Company’s CEO and scientific advisors make working capital advances as needed which bear interest at 8% per annum and are short-term in nature, unsecured and repayable on demand. During the nine months ended June 30, 2025 and 2024, the Company received $86,995 and $7,969 of advances from these related parties and repaid $18,996 of these advances. As of June 30, 2025 and September 30, 2024, advances owed to the CEO and scientific advisors totaled $81,215 and $13,216, respectively.

As of June 30, 2025 and September 30, 2024, the Company owed, its former CEO, $3,846 for expenses paid on behalf of the Company.

As of June 30, 2025 and September 30, 2024, advances from related parties totaled $85,061 and $17,062, respectively, as presented on the unaudited condensed consolidated balance sheets. These advances have no specific repayment terms and are due on demand. The advances from our CEO and scientific advisors bear interest at 8%.

Accrued Interest

The accrued compensation and advances received from the CEO and two scientific advisors, collectively referred to as the “employees” bear interest at 8%. As of June 30, 2025 and September 30, 2024, accrued interest due these employees was $41,093 and $9,705, which is included in accrued interest on the unaudited condensed consolidated balance sheets. During the three and nine months ended June 30, 2025, interest expense amounted to $12,305 and $31,403, respectively, which is included in interest expense on the condensed unaudited consolidated statements of operations. Such interest expense was not significant during the three and nine months ended June 30, 2024.

Settlement

On September 28, 2023, the Company entered into a settlement agreement with Mr. White, a former CEO of the Company, who was terminated on June 20, 2023. As part of the settlement agreement, Mr. White was to receive a total settlement of $300,000, payable in tranches of $50,000, beginning on September 28, 2023, or within seven days, and each subsequent payment on the monthly anniversary of the settlement agreement execution. In exchange for the settlement, Mr. White returned to the Company for cancellation the following: 3 shares of Series A preferred stock and 502,512 shares of Series B preferred stock. As of September 30, 2024, the Company still owed Bradley White $50,000 which has been included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. On June 11, 2025, the Company executed a release and settlement agreement with Mr. White. Pursuant to the settlement agreement, the Company agreed to pay $55,000 for the settlement of all amounts outstanding with this individual and recognized a loss of $5,000 which has been netted with the gain on settlement of accounts payable on the condensed unaudited consolidated statements of operations.

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

On January 17, 2024, the Company appointed Chad Pawlak as Chief Executive Officer of the Company. Pursuant to the Pawlak Employment Agreement, Mr. Pawlak will act as Chief Executive Officer of the Company until the agreement is terminated in accordance with its terms, and Mr. Pawlak will be compensated as follows: (i) Mr. Pawlak will receive a base salary of $300,000 per year; (ii) Mr. Pawlak will be eligible for annual incentive bonus awards of up to 30% of Mr. Pawlak’s then-current base salary in the discretion of the compensation committee of the Board, provided that such bonus for the first year of employment shall be earned for the completion of formulation and production of a peptide topical spray (biological fungicide) that is effective in its utilization of AMPs treating plant disease, for any of the identified spectrums of crops that are targeted by the Company (the “First Milestone”), and the bonus for the second year of employment shall be earned for the receipt of regulatory approval from any of those federal agencies required by United States, such as the United States Environmental Protection Agency (the EPA), the United States Department of Agriculture (the USDA), and/or the United States Food and Drug Administration (the FDA), for the commercialization of the topical spray (the “Second Milestone”); (iii) Mr. Pawlak will initially receive 50,000 shares of Company common stock, and 950,000 shares of Company common stock which shall vest monthly for a period of 36 months (25,000 shares a month for months 1-34, and 50,000 shares a month for months 35-36); (iv) Mr. Pawlak will receive an additional equity award of 1,000,000 shares of Company common stock upon achievement of the First Milestone; (v) Mr. Pawlak will receive an additional equity award of 1,000,000 shares of Company common stock upon achievement of the Second Milestone; (vi) Mr. Pawlak will receive an additional equity award of 1,000,000 shares of Company common stock upon the commercial sale of a minimum of $10,000,000 of the topical spray; and (vii) Mr. Pawlak will receive an additional equity award of 1,000,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by the United States, such as the EPA, USDA, and/or the FDA, for the commercialization of the first seed trait based upon the Company’s patents and targeted spectrums of crops. Effective January 1, 2025, an amendment to the CEO’s employment agreement was executed and amended the following provisions: (i) annual salary was increased from $300,000 to $350,000, (ii) a guaranteed calendar year bonus equal to 30% of his annual salary was established versus milestone-based bonuses, and (iii) the CEO now receives 500,000 shares of common stock every six months that he remains with the Company.

Refer to Note 5 for disclosure of amounts outstanding and due under these employment agreements as of June 30, 2025. See also Note 4 for certain amounts accrued under these employment agreements that were converted into shares of common stock during the three months ended June 30, 2025.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Common Stock Sold for Cash

During the period from July 1, 2025 through the date of this filing, the Company sold an aggregate of 280,000 shares of its common stock at a price of $0.25 per share to unrelated investors and received proceeds of $70,000.

Common Stock Issued for Services

On August 6, 2025, the Company issued 20,000 fully vested shares of its common stock to an employee with an estimated fair value of $5,000, based on recent sales of common stock, pursuant to an employment agreement.

Common Stock Issued for Accounts Payable Settlements

On August 14, 2025, the Company issued 51,155 shares of its common stock with an estimated fair value of $12,789, based on recent sales of common stock, for the settlement of an outstanding payable balance of $15,347 with an unrelated professional service provider. The settlement resulted in a net gain of approximately $2,558.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 30, 2025 and 2024 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q.

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

Table 3. Inhibitory concentration where 50% of spores were killed (IC50) and 95% confidence interval (Cl) for fungal and bacterial plant pathogens challenged with synthetic peptides GV185, GV187, D4E1, and AGMI82a

Pathogen	Synthetic peptides
	GV185		GV187		AGM182		D4E1
	IC50[b]	95% Clc	IC50	95% Cl	IC50	95% CI	IC50	95% Cl
Rhizopus stolonifer	8.7	(2, 15.4)	7.4	(3.2. 11.7)	22.1	(-14.7, 58.9)	12.4	(0.2. 24.5)
Aspergillus flavus AF70	3.9	(2.7, 5.1)	3.3	(2.2, 4.4)	7.9	(4.3. 11.6)	11.2	(0.8, 21.5)
A. flavus Tox 4	2.9	(2.3. 3.6)	2.4	(1.9.3)	7.1	(5.1.9)	9.8	(4. 15.6)
Fusarium graminearum	2.1	(1.7, 2.4)	2.2	(1.9, 2.5)	4.6	(3.1, 6.2)	6.2	(2.3, 10.2)
F. verticillioides	2.1	(1.8, 2.4)	1.2	(1.1, 1.4)	2.0	(1.8, 2.3)	2.5	(2, 3)
F. oxysporum f. sp. vasinfectum	2.2	(1.8, 2.6)	1.5	(1.4, 1.7)	1.7	(1.5, 1.9)	2.0	(1.6, 2.4)
Claviceps purpurea	1.1	(1, 1.2)	1.1	(1, 1.2)	1.3	(1.1, 1.4)	1.6	(1.3, 1.8)
Thielaviopsis basicola	1.4	(1.3, 1.6)	1.3	(1.2, 1.3)	1.3	(1.1, 1.4)	1.5	(1.2, 1.7)
Verticillium dahliae	0.9	(0.8, 0.9)	0.8	(0.7, 0.9)	0.9	(0.9, 1)	0.8	(0.7, 0.9)
Xanthomonas campestris pv. campestris	0.1	(0.1, 0.1)	0.1	(0.1, 0.1)	0.2	(0.2. 0.3)	0.2	(0.2. 0.3)
Pseudomonas syringae pv. tabaci	0.1	(0.1, 0.1)	0.1	(0.1, 0.1)	0.1	(0.1, 0.2)	0.2	(0.2. 0.2)

[a]	Fungal and bacterial pathogens were exposed to synthetic peptides and plated on medium, and viable spores or colonies were counted. Dose-response curves were estimated using a generalized linear model with logit link and binomial distribution (i.e., logistic regression).
[b]	IC50 is the predicted peptide dose (μM) where 50% of spores or bacteria were inhibited or killed from dose-response curves for each synthetic peptide and pathogen.
c	The 95% confidence intervals are the range of IC50 estimates for each peptide against a pathogen based on α = 0.05. Values within the parentheses are the upper and lower limits Confidence intervals were calculated from logistic model parameter estimates for slope and intercept, their standard error and covariance. Due to logit link, values are not symmetric around the predicted IC50 doses.

Following initial broad-spectrum screening, The Company conducted concentration-response studies on two key fungal pathogens that cause significant crop losses globally. The Company’s lead peptide candidates GV185 and GV197 demonstrated concentration-dependent growth inhibition against both Botrytis cinerea and Fusarium graminearum, with GV185 showing superior efficacy at lower application rates. These data demonstrate clear concentration-dependent efficacy and support the selection of optimal application rates for future field trials and combination treatments.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2025, as reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit of $1,609,170. At June 30, 2025, the Company had an accumulated deficit of $26,302,278. For the nine months ended June 30, 2025, the Company recognized a net loss of $5,698,013 and used cash in operating activities of $399,939, with no revenues earned, and limited operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern..

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Nine Months Ended June 30, 2025 and 2024

Revenues

We did not earn any revenues during the three and nine months ended June 30, 2025, and 2024.

Operating Expenses

For the three and nine months ended June 30, 2025 and 2024, operating expenses consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses	$271,816	$43,801	$390,052	$206,911
Advertising and marketing expenses	—	12,878	3,758	81,175
Professional fees	80,356	264,801	100,436	1,085,290
Compensation and related benefits	184,824	234,408	5,283,418	1,188,373
Other general and administrative	40,547	15,945	73,349	62,560
	$577,543	$571,833	$5,851,013	$2,624,309

●	For the three months ended June 30, 2025, research and development expenses increased by $228,015, or 520.6%, as compared to the three months ended June 30, 2024. For the nine months ended June 30, 2025, research and development expenses increased by $183,141 or 88.5%, as compared to the nine months ended June 30, 2024. The increase was primarily due to increased research projects in the three and nine months ended June 30, 2025. We expect that our research and development expenses will likely remain at its current quarterly level with minimal increase in the near future.

●	For the three months ended June 30, 2025, advertising and marketing expenses decreased by $12,878, or 100.0%, as compared to the three months ended June 30, 2024. For the nine months ended June 30, 2025, advertising and marketing expenses decreased by $77,417, or 95.4%, as compared to the nine months ended June 30, 2024. The decrease was primarily due to decreased advertising activities in the three and nine months ended June 30, 2025 due to cash flow constraints. We expect that our advertising and marketing expenses will likely remain at its current quarterly level with minimal increase in the near future.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, and other fees. For the three months ended June 30, 2025, professional fees decreased by $184,445 or 69.7% as compared to the three months ended June 30, 2024, which was primarily attributable to a decrease in accounting, audit and legal fees as the Company ceased compliance related filings due to cash flow constraints. For the nine months ended June 30, 2025, professional fees decreased by $984,854 or 90.7% as compared to the nine months ended June 30, 2024, which was primarily attributable to a decrease in accounting, audit and legal fees as the Company ceased compliance related filings due to cash flow constraints and a decrease in stock-based compensation with service providers.

●	For the three months ended June 30, 2025, compensation and related benefits decreased by $49,584 or 21.2% as compared to the three months ended June 30, 2024, which was primarily attributable to a decrease in contractor personal. For the nine months ended June 30, 2025, compensation and related benefits increased by $4,095,045 or 344.6%, as compared to the nine months ended June 30, 2024. The significant increase was primarily due to an increase of stock-based compensation with our CEO for services provided to the Company and an increase in his monthly salary and guaranteed bonus effective January 1, 2025 resulting in approximately $13,000 of additional compensation expense each month, and a $90,000 one-time bonus provide by the board in January 2025 for 2024 services.

●	Other general and administrative expenses mainly consists of OTC listing fee, office supplies, travel and entertainment expenses, and other miscellaneous items. For the three months ended June 30, 2025, other general and administrative expenses increased by $24,602 or 154.3% as compared to the three months ended June 30, 2024. For the nine months ended June 30, 2025, other general and administrative expenses decreased by $10,789 or 17.2% as compared to the nine months ended June 30, 2024. The increase was mainly due to an increase in insurance expense.

Loss from Operations

As a result of the foregoing, for the three months ended June 30, 2025, loss from operations amounted to $577,543, as compared to $571,833 for the three months ended June 30, 2024, representing an increase of $5,710 or 1.0%

As a result of the foregoing, for the nine months ended June 30, 2025, loss from operations amounted to $5,851,013, as compared to $2,624,309 for the three months ended June 30, 2024, representing an increase of $3,226,704 or 123.0%.

Other (Expense) Income

Other (expense) income mainly includes interest expense, default penalties on a note payable, amortization of debt discount, gains on settlement of liabilities and note payable, and other miscellaneous (expense) income.

Other income, net, totaled $179,764 for the three months ended June 30, 2025, as compared to $30,044 of other expense, net for the three months ended June 30, 2024, a increase of $209,808 or 698.3% which was primarily attributable to $195,902 of a gain recognized on the settlement of accounts payable and a note payable with shares of common stock during the three months ended June 30, 2025 and a decrease in interest expense and penalties of $13,862.

Other income, net, totaled $153,000 for the nine months ended June 30, 2025, as compared to $101,050 of other expense, net, for the nine months ended June 30, 2024, a increase of $254,050 or 251.4% which was primarily attributable to $195,902 of a gain recognized on the settlement of accounts payable and a note payable with shares of common stock during the nine months ended September 30, 2025 and a decrease in interest expense and penalties of $63,930, since commencing on July 1, 2024, the monthly penalty of $10,000 for Mel Wentz’s note payable stopped being accrued as described elsewhere in this report.

Net Loss

As a result of the factors described above, our net loss was $397,779, or $0.01 per share (basic and diluted), for the three months ended June 30, 2025, as compared to $601,877, or $0.03 per share (basic and diluted), for the three months ended June 30, 2024, an increase of $204,098, or 33.9%.

As a result of the factors described above, our net loss was $5,698,013, or $0.23 per share (basic and diluted), for the nine months ended June 30, 2025, as compared to $2,725,359, or $0.14 per share (basic and diluted), for the three months ended June 30, 2024, an increase of $2,972,654 or 109.1%.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations as they come due and otherwise operate on an ongoing basis. At June 30, 2025 and September 30, 2024, we had a cash balance of $98,933 and 373, respectively.

The following table sets forth a summary of changes in our working capital deficit from September 30, 2024 to June 30, 2025:

	June 30,	September 30,	Changes in
	2025	2024	Amount	Percentage
Working capital deficit:
Total current assets	$103,894	$21,678	$82,216	379.3%
Total current liabilities	1,713,064	1,749,710	36,646	(2.1)%
Working capital deficit	$(1,609,170)	$(1,728,032)	$118,862	6.1%

Our working capital deficit decreased by $118,862 to $1,609,170 at June 30, 2025 from $1,728,032 at September 30, 2024. The decrease in working capital deficit was primarily attributable to a decrease in accounts payable and notes payable of $313,552 resulting from the settlement of these liabilities with shares of common stock and cash payments and an increase in current assets primarily due to an increase in our cash balance of $98,560 from the sale of common stock, offset by an aggregate increase of $276,906 in convertible note payable, accrued interest, accrued compensation and advances from related parties.

Cash Flows for the Nine Months Ended June 30, 2025 Compared to the Nine Months Ended June 30, 2024

The following summarizes the key components of our cash flows for the nine months ended June 30, 2025 and 2024:

	Nine Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(399,939)	$(955,873)
Net cash provided by financing activities	498,499	911,660
Net increase (decrease) in cash	$98,560	$(44,213)

Net cash flow used in operating activities for the nine months ended June 30, 2025 was $399,939, which primarily reflected our consolidated net loss of approximately $5,698,000, offset by the non-cash item adjustments, primarily consisting of stock-based compensation and service expense of approximately $4,862,500 and $200,902 of gains on settlement of liabilities and a note payable and the net cash inflow changes in operating assets and liabilities of $625,000, primarily consisting of an increase in accrued compensation of $628,520.

Net cash flow used in operating activities for the nine months ended June 30, 2024 was $955,873, which primarily reflected our consolidated net loss of approximately $2,725,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in accrued liabilities and other payables – related parties of approximately $243,000 due to the payments made to our related parties in the nine months ended June 30, 2024, offset by an increase in accrued professional fees of approximately $241,000 resulting from the increase in professional services providers in the nine months ended June 30, 2024, an increase in accrued research and development fees of approximately $160,000 driven by the increased research projects in the nine months ended June 30, 2024, and an increase in accrued payroll liability and compensation of approximately $133,000 which was primarily attributable to we hired a full time CEO in January 2024 and his salary was accrued and unpaid commencing May 1, 2024, and the non-cash item adjustments, primarily consisting of late fee capitalized into notes payable of $90,000, and stock-based compensation and service expense of approximately $1,363,000 which was mainly attributable to the value of warrants granted and vested in the nine months ended June 30, 2024 of approximately $1,007,000 and the value of our common stock granted in the nine months ended June 30, 2024 of approximately $356,000

Net cash flow provided by financing activities was $498,900 for the nine months ended June 30, 2025, as compared to $911,660 for the nine months ended June 30, 2024. During the nine months ended June 30, 2025, we received proceeds from sale of common stock and a warrant exercise of $430,400 and net advances from related parties of $67,999 compared to $911,660 received during the nine months ended June 30, 2024 from the sale of common stock and the exercise of a warrant.

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

Inflation

The effect of inflation on our operating results was not significant for the three and nine months ended June 30, 2025 and 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarterly period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 13, 2024, Judith Miller sent the Company a letter demanding payment for amounts she claimed she was owed under her prior employment agreement with the Company. The Company disputes the allegations in the letter and intends to defend itself as necessary

ITEM 1A. RISK FACTORS

As a smaller reporting company, disclosure under this item is not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 25, 2025, the Company sold 800,000 shares of its common stock at a price of $0.25 per share to a third-party investor and received proceeds of $200,000.

On April 30, 2025, the Company issued 20,000 shares of common stock to a third-party investor relations firm for the settlement of a $36,402 outstanding accounts payable.

On April 30, 2025, the Company issued 500,000 shares of common stock for the exercise of a warrant by a third-party investor with an exercise price of $.001.

On May 1, 2025, the Company issued 100,000 shares of common stock to a third-party service provider for the settlement of a $7,500 outstanding accounts payable.

On May 2, 2025, the Company issued its Chief Executive Officer, Mr. Pawlak, 500,000 shares of common stock for the conversion of $125,000 of accrued compensation.

On May 2, 2025, the Company issued 100,000 shares of common stock to a third-party convertible loan holder for the conversion of a $10,000 convertible loan that occurred in 2023 but the shares had not been issued following the 2023 conversion. .

On May 8, 2025, the Company issued its directors and two scientific advisors, Dr. Jaynes and Dr. Yates, an aggregate of 800,000 shares of common stock for the conversion of an aggregate of $200,000 of accrued bonuses.

On May 12, 2025, the Company sold 200,000 shares of its common stock at a price of $0.25 per share to a third-party investor and received proceeds of $50,000.

 On May 13, 2025, the Company sold 40,000 shares of its common stock at a price of $0.25 per share to a third-party investor and received proceeds of $10,000.

On May 22, 2025, the Company sold 400,000 shares of its common stock at a price of $0.25 per share to a third-party investor and received proceeds of $100,000.

On May 23, 2025, the Company sold 60,000 shares of its common stock at a price of $0.25 per share to a third-party investor and received proceeds of $15,000.

On May 23, 2025, the Company issued 120,000 shares of common stock to Brent Lilienthal for the settlement of a $217,000 outstanding note payable.

On June 2, 2025, the Company issued 210,000 shares of common stock to Berkley Capital Inc. for the conversion of a $210,000 convertible loan that occurred in 2023 but the shares had not been issued following the 2023 conversion.

On June 18, 2025, the Company sold 200,000 shares of its common stock at a price of $0.25 per share to a third-party investor and received proceeds of $50,000.

On June 25, 2025, the Company sold 20,000 shares of its common stock at a price of $0.25 per share to a third-party investor and received proceeds of $5,000.

On June 30, 2025, the Company issued 250,000 shares of its common stock to Mr. Pawlak for services rendered during the three-month period ended June 30, 2025.

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

GENVOR INCORPORATED

By: /s/ Chad Pawlak
Dated: September 8, 2025	Name: Chad Pawlak
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Chad Pawlak
Dated: September 8, 2025	Name: Chad Pawlak
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)