Form 10-K/A
period 2023-09-30
Genvor Inc
filed 2025-09-09
CIK 1792941

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The number of the registrant’s shares of common stock outstanding was 29,825,763 as of September 9, 2025.

 EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends the audit opinion within the Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “2023 Annual Report”) of Genvor Incorporated filed with the Securities and Exchange Commission (the “SEC”) on January 16, 2024 (the “Original Filing Date”) and Amendment No. 1 on Form-10-K filed with the SEC on July 31, 2025 (“Amendment No. 1”) which was filed to correct a typographical error in the audit opinion included in the 2023 Annual Report, but which was not properly corrected in Amendment No. 1. In this Amendment No. 2, unless the context indicates otherwise, the designations “Genvor,” the “Company,” “we,” “us” or “our” refer to Genvor Incorporated and its subsidiaries.

This Amendment No. 2 is being filed solely to correct a typographical error in the Report of Independent Registered Public Accounting Firm (the “Audit Opinion”) Turner, Stone, & Company, L.L.P. (“TSC”) contained in Item 8 of the 2023 Annual Report, by replacing “December 20, 2023” with “January 16, 2024” under the signature in the Audit Opinion.

In addition, this Amendment No. 2 includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3 hereto.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have repeated the entire text of Item 8 of the 2023 Annual Report in this Amendment No. 2. However, there have been no changes to the Company’s consolidated financial statements and notes thereto or the text of such item (other than the change described above replacing “December 20, 2023” with “January 16, 2024” under the signature in the Audit Opinion).

Except as described above, no other amendments are being made to the 2023 Annual Report. This Amendment No. 2 does not reflect events occurring after the Original Filing Date or modify or update any disclosure contained in the 2023 Annual Report in any way other than to reflect the amendments discussed above and updates to the cover page of the 2023 Annual Report. Accordingly, this Amendment No. 2 should be read in conjunction with the 2023 Annual Report and our other filings with the SEC.

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

 Dallas, Texas

January 16, 2024

Genvor Incorporated

Consolidated Balance Sheets

September 30,

	2023	2022
ASSETS
Current assets:
Cash	$44,354	$296,386
Prepaid expenses	21,975	—
Other current assets	—	2,000
Total current assets	66,329	298,386

Fixed assets, net	15,734	17,565

Total assets	$82,063	$315,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Convertible notes payable	$1,319,500	$1,052,000
Accounts payable and accrued expenses	388,809	270,178
Due to related party	30,000	3,846
SBA loan	48,750	48,750
USDA CRADA liability	—	246,400
Total current liabilities	1,787,059	1,621,174
Non-current liabilities:
Convertible notes payable, net of discounts	—	89,221
Total non-current liabilities	—	89,221
Total liabilities	1,787,059	1,710,395

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized
Preferred stock - series A, 10 shares authorized, 6 and 9 shares issued and outstanding as of September 30, 2023, and 2022, respectively	—	—
Preferred stock - series B, 2,500,000 shares authorized, 2,060,536 and 0 shares issued as of September 30, 2023, and 2022, respectively, 1,558,024 and 0 outstanding as of September 30, 2023, and 2022, respectively	2,061	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 19,061,936 and 38,678,155 shares issued, issuable and outstanding as of September 30, 2023, and 2022, respectively	19,062	38,678
Treasury stock, 502,512 and 0 shares of series B preferred stock at September 30, 2023, and 2022, respectively	(300,000)	—
Additional paid-in capital	16,293,188	14,608,815
Accumulated deficit	(17,719,307)	(16,041,937)
Total stockholders’ deficit	(1,704,996)	(1,394,444)

Total liabilities and stockholders’ deficit	$82,063	$315,951

The accompanying notes are an integral part of these consolidated financial statements.

Genvor Incorporated

Consolidated Statements of Operations

		For the
	For the	Nine Months
	Year Ended	Ended
	September 30,	September 30,
	2023	2022

Revenue	$—	$—

Operating expenses
Professional fees	377,329	233,153
Payroll related expenses	171,856	284,746
Research and development	—	—
Stock-based compensation	977,235	3,512,500
Depreciation expense	1,832	1,374
Other general and administrative expenses	(89,566)	32,108
Total operating expenses	1,438,686	4,063,881

Operating loss	(1,438,686)	(4,063,881)

Other income (expense)
Interest expense	(43,795)	(51,117)
Loss on debt settlement	(105,000)	(5,000)
Late fee capitalized into notes payable	(120,000)	(90,000)
Amortization of debt discount	—	(30,111)
Total other expense, net	(268,795)	(176,228)

Net loss	$(1,707,481)	$(4,240,109)

Basic and diluted net loss per common share	$(0.07)	$(0.13)
Basic and diluted weighted average common shares outstanding	19,545,725	32,437,505

The accompanying notes are an integral part of these consolidated financial statements.

Genvor Incorporated

Consolidated Statements of Changes in Stockholders’ Deficit

For the Year Ended September 30, 2023, and the Nine Months Ended September 30, 2022

	Series A		Series B					Additional	Accumu-
	Preferred Stock		Preferred Stock		Common Stock		Treasury	Paid-in	lated
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2021	—	$—	—	$—	26,025,020	$26,025	$—	$9,538,772	$(11,801,828)	(2,237,031)
Common stock issued for services	—	—	—	—	6,525,000	6,525	—	3,505,700	—	3,512,225
Common stock issued for cash	—	—	—	—	305,000	305	—	164,970		165,275
Common stock issued for debt conversion	—	—	—	—	2,622,647	2,622	—	1,232,933	—	1,235,555
Payment for reverse capitalization	—	—	—	—	—	—	—	(150,000)	—	(150,000)
419 fund raising services	—	—	—	—	170,000	170	—	(170)	—	—
Founder shares issued	—	—	—	—	1,855,888	1,856	—	(1,856)	—	—
Issuance of common stock for note receivable	—	—	—	—	99,600	100	—	(100)	—	—
Issuance of common stock for 2021 SPA	—	—	—	—	50,000	50	—	(50)	—	—
Common stock issued to prior S-1 investors	—	—	—	—	975,000	975	—	48,750	—	49,725
Issuance of common stock for settlements	—	—	—	—	50,000	50	—	(50)	—	—
Beneficial conversion feature	—	—	—	—	—	—		269,916	—	269,916
Net loss for the period ended September 30, 2022	—	—	—	—	—	—	—	—	(4,240,109)	(4,240,109)
Balance, September 30, 2022	—	$—	—	$—	38,678,155	$38,678	$—	$14,608,815	$(16,041,937)	$(1,394,444)

Balance, September 30, 2022	—	$—	—	$—	38,678,155	$38,678	$—	$14,608,815	$(16,041,937)	$(1,394,444)
Retrospective adoption of ASU 2020-06	—	—	—	—	—	—	—	(210,779)	30,111	(180,668)
Issuance of Series A preferred stock	9	—	—	—	—	—	—	—	—	—
Conversion of common stock into Series B preferred stock	—	—	2,060,536	2,061	(20,605,334)	(20,605)	—	18,544	—	—
Sale of common stock	—	—	—	—	735,000	735	—	361,790	—	362,525
Conversion of note payable into common stock	—	—	—	—	122,115	122	—	78,511	—	78,633
Conversion of notes payable into warrants	—	—	—	—	—	—	—	354,114	—	354,114
Issuance of warrants for services	—	—	—	—	—	—	—	962,900	—	962,900
Conversion of liabilities into common stock	—	—	—	—	32,000	32	—	19,303	—	19,335
Issuance of common stock for legal settlement	—	—	—	—	100,000	100	—	99,990	—	100,090
Return of treasury stock	(3)	—	(502,512)	—	—	—	(300,000)	—	—	(300,000)
Net loss for the period ended September 30, 2023	—	—	—	—	—	—	—	—	(1,707,481)	(1,707,481)
Balance, September 30, 2023	6	$—	1,558,024	$2,061	19,061,936	$19,062	$(300,000)	$16,293,188	$(17,719,307)	$(1,704,996)

The accompanying notes are an integral part of these consolidated financial statements.

Genvor Incorporated

Consolidated Statements of Cash Flow

		For the
	For the	Nine
	Year	Months
	Ended	Ended
	September 30,	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,707,481)	$(4,240,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,832	1,374
Stock-based compensation	977,235	3,512,500
Conversion of liabilities into common stock	19,335	—
Late fee capitalized into notes payable	120,000	90,000
Loss on debt settlement	105,000	5,000
Common stock issued for interest expense	6,447	—
Effects of the elimination of the beneficial conversion feature	150,556	—
Beneficial conversion feature	—	30,111
Changes in assets and liabilities:
Prepaid expenses	(21,975)	1,331
Prepaid costs for reverse capitalization	—	150,000
Other current assets	2,000	(2,000)
Receivables from related parties	—	2,053
Accounts payable and accrued expenses	(304,437)	139,139
USDA CRADA liability	(246,400)	—
Due to related party	26,154	3,846

Net cash used in operating activities	(871,734)	(553,235)

Cash flows from financing activities:
Proceeds from notes payable	265,000	300,000
Proceeds from sale of common stock	354,702	165,000
Net cash provided by financing activities	619,702	465,000

Net decrease in cash	(252,032)	(88,235)

Cash at beginning of period	296,386	384,621

Cash at end of period	$44,354	$296,386

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Discount on notes payable	$—	$269,916
Conversion of note payable into common stock	$76,325	$1,235,555
Conversion of liabilities into common stock	$19,303	$—
Conversion of notes payable into warrants	$350,000	$—
Issuance of common stock for debt settlement	$—	$49,725
Fundraising services	$—	$170,000
Fund	$—	$—
Prepaid costs for reverse capitalization recognized in additional paid-in capital	$—	$150,000

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

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2023 and 2022), as follows:

	September 30,	September 30,
	2023	2022
Tax expense (benefit) at the statutory rate	$(101,591)	$(204,559)
State income taxes, net of federal income tax benefit	(12,578)	(25,326)
Change in valuation allowance	114,169	229,885
Total	$—	$—

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

/s/ Chad Pawlak	September 9, 2025
Chief Executive Officer and	Date
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chad Pawlak	September 9, 2025
Chad Pawlak Chief Executive Officer, Chief Financial Officer & Director	Date

/s/ Clayton Yates	September 9, 2025
Clayton Yates	Date
Director

/s/ Jesse Jaynes	September 9, 2025
Jesse Jaynes Director	Date