Form 10-K
period 2025-09-30
Genvor Inc
filed 2025-12-10
CIK 1792941

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

On March 28, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant had an undetermined value as the registrant’s common stock, at that time, was not eligible for proprietary broker-dealer quotations although it was previously quoted for trading on the OTC Link ATS, and trading data was not available on otcmarkets.com until about November 11, 2025.

The number of the registrant’s shares of common stock outstanding was 34,511,855 as of December 8, 2025

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

The Company’s subsidiary, Genvor Inc., was incorporated under the laws of the State of Delaware on April 4, 2019, as “Nexion Biosciences Inc.,” and on January 22, 2020, its name was changed to “Genvor Inc.” Genvor Inc. is a pioneer in AI-accelerated peptide technology for sustainable agriculture.

During May 2019, Genvor Inc. acquired Nexion Biosciences LLC (“NBLLC”) from its founder for nominal consideration. NBLLC was formed in the State of Delaware on December 28, 2018.

Business Overview and Strategic Vision

The Company, through its wholly owned subsidiary Genvor Inc., is pioneering the development and commercialization of AI-accelerated peptide technology to address critical challenges in global agriculture. Genvor’s proprietary BioCypher Algorithm and extensive library of patented peptides represent a transformative approach to sustainable crop protection and performance enhancement, targeting the estimated $220 billion in annual global crop losses attributed to plant diseases, pests, and environmental stressors.

The Company’s technology platform encompasses multiple classes of engineered peptides designed to address distinct agricultural challenges. Antimicrobial peptides (AMPs) provide broad-spectrum protection against fungal, bacterial, and viral pathogens that threaten crop productivity worldwide. Nutritionally enhanced peptides (NEPs) optimize nutrient uptake and utilization, improving crop yields and quality while reducing fertilizer inputs. The Company is also advancing crop-enhancing peptides (CEPs) that improve stress tolerance and plant vigor, as well as insecticidal peptides that offer targeted pest control without the environmental persistence associated with synthetic chemicals.

These peptide technologies are distinguished by their multiple modes of action and biodegradability, which significantly reduce the risk of resistance development that increasingly limits the effectiveness of conventional chemical pesticides. The Company’s solutions are designed to meet stringent regulatory requirements for residue-free agricultural products while maintaining or exceeding the efficacy standards of traditional crop protection methods. This positions Genvor to capture value in both conventional and organic agricultural markets as global regulations continue to restrict chemical pesticide usage and consumers increasingly demand sustainably produced food.

The Company’s strategic vision extends beyond crop protection to encompass the broader agricultural value chain. Genvor is actively developing applications for its peptide portfolio in animal health and nutrition, where NEPs demonstrate potential to improve feed conversion efficiency, enhance gut health, and reduce antibiotic usage in livestock and aquaculture production systems. These cross-sector applications leverage the same core technology platform and AI-driven discovery capabilities, creating multiple pathways for value creation and commercial deployment.

Genvor's approach to market entry emphasizes capital efficiency through strategic partnerships rather than internal infrastructure development. The Company pursues licensing agreements, joint development partnerships, and collaborative research arrangements with leading agricultural organizations who possess the regulatory expertise, distribution networks, and market access required for global commercialization. This partnership-driven model enables Genvor to focus resources on technology advancement and peptide discovery while leveraging partners’ complementary capabilities to accelerate time-to-market and maximize geographic reach.

The Company operates at a critical inflection point in agricultural innovation, where converging factors including climate change impacts, evolving pest resistance, tightening regulations, and consumer preferences are driving unprecedented demand for sustainable agricultural solutions. Genvor’s peptide platform, protected by multiple patents and powered by proprietary AI technology, is positioned to address these market needs across the agricultural value chain.

Business Strategy

Genvor’s business strategy centers on leveraging its proprietary BioCypher Algorithm, an AI-driven peptide discovery platform, to create sustainable agricultural solutions that optimize crop performance across diverse growing conditions. The Company targets critical agricultural challenges including plant diseases, toxins, bacteria, and fungi through peptide technologies that enhance yields, improve stress tolerance, and deliver nutrient optimization while meeting evolving regulatory requirements for residue-free solutions.

The Company employs a licensing-first commercialization model, forming strategic partnerships and joint development agreements (JDAs) that create mutual competitive advantages. This approach enables leading agricultural organizations to access validated peptide technology with protected market rights while leveraging partners’ regulatory expertise and distribution capabilities. Collaborations span the innovation spectrum from research institutions for advanced testing to industry partners for field validation and market access, ensuring solutions achieve scalable commercial success across specific crops, applications, and geographic markets.

Technology Platform

The Company’s proprietary BioCypher Algorithm represents a paradigm shift in agricultural biotechnology, combining computational biology with machine learning to accelerate peptide discovery while ensuring commercial viability. By integrating molecular modeling, predictive analytics, and regulatory benchmarks, the platform generates and screens peptide candidates significantly faster than traditional R&D approaches, reducing development timelines from years to months.

Genvor has assembled an extensive library of more than 50,000 designed peptides addressing high-value agricultural applications including biological crop protection against bacterial, fungal, and viral pathogens; yield enhancement through improved stress tolerance and plant vigor; nutrient optimization for enhanced uptake efficiency; and animal health applications in feed efficiency and performance. The platform supports multiple delivery mechanisms including foliar applications, transgenic seed traits, and seed treatments, enabling cross-crop scalability across row crops and specialty crops. Notable validation includes the Company’s transgenic corn peptide AGM182, which demonstrated 72% reduction in fungal growth and 98% reduction in aflatoxin contamination in USDA trials.

Intellectual Property

The Company’s intellectual property portfolio comprises 5 issued U.S. patents, 2 pending U.S. patent applications, and 4 additional applications in preparation. The Company has also filed 3 international patent applications in Canada, Mexico, and China to protect its technology in key agricultural markets. The Company’s U.S. patents have expiration dates ranging from 2031 to 2038.

The Company’s issued patents and pending applications cover critical aspects of its peptide technology platform and commercial applications. The portfolio includes composition of matter patents claiming novel antimicrobial lytic peptides effective in treating citrus plant diseases, including citrus canker and citrus greening disease, with claims covering three distinct peptides and compositions for disease treatment. Additionally, the Company holds patents covering transgenic corn expressing antifungal peptide AGM182, developed in collaboration with the USDA (DN:0113.18), which include claims for transgenic maize plants and lines expressing AGM182, methods for producing such transgenic lines, the synthetic AGM182 peptide itself, expression vectors, and methods for preventing or treating plants to reduce growth of mycotoxin-producing fungal species.

The Company has patent applications in preparation covering novel antimicrobial peptides, production methods for bioactive peptides for use as foliar sprays and in disease-resistant plants, generative artificial intelligence systems for peptide optimization and discovery, and novel peptides for the treatment of insect infestation. These applications are expected to strengthen the Company’s intellectual property position and provide additional protection for its expanding technology platform.

The Company has obtained registered trademarks for GENVOR PEPTIDES BY DESIGN®.

The Company’s success depends in part on its ability to obtain and maintain patent protection for its technologies and products, preserve trade secrets, and operate without infringing the intellectual property rights of others. The Company’s policy is to seek to protect its proprietary rights through various methods, including filing patent applications in the United States and foreign jurisdictions to cover certain aspects of its technology. The Company continues to develop and file patent applications relating to its expanding technology platform both domestically and internationally. However, there can be no assurance that the Company’s pending patent applications will result in issued patents, that any issued patents will provide adequate protection for the Company’s technology, or that third parties will not assert intellectual property infringement claims against the Company.

Competitive Advantages

Genvor’s competitive position is distinguished by several key factors that differentiate the Company from both traditional chemical pesticide manufacturers and other biological solution providers. The Company’s AI-accelerated discovery capabilities through the BioCypher Algorithm enable rapid iteration and optimization of peptide candidates, dramatically reducing time-to-market compared to traditional agricultural R&D cycles. Unlike single-product companies, Genvor’s platform technology targets fundamental plant mechanisms, enabling single discoveries to generate multi-crop opportunities and diverse application pathways. The Company’s peptide-based solutions qualify for expedited regulatory pathways as biological products, reducing approval timelines and costs compared to synthetic chemical alternatives. Additionally, peptides’ multiple modes of action and biodegradability minimize resistance development risks that challenge conventional chemical pesticides. The growing demand for sustainable, residue-free agricultural solutions aligns with Genvor’s technology capabilities.

Recent Technical Achievements

Artificial Intelligence Platform Advances

The Company successfully integrated over 9,000 proprietary synthetic antimicrobial peptides from Dr. Jesse Jaynes’ four decades of research into its BioCypher algorithm, creating a unique training dataset. The Company’s third-generation model, which incorporates both synthetic and natural AMPs with proprietary hydrophobicity encoding, demonstrated an 85% improvement in training performance compared to baseline models. This enhanced model architecture enables the generation of novel AMP candidates that maintain validated design principles, including proper amphipathic patterning and systematic charged/hydrophobic alternation critical for membrane activity. The Company has established a production pipeline capable of generating and screening 100,000 in silico candidates with proprietary scoring algorithms, reducing experimental screening requirements by over 1,000-fold. These AI capabilities position the Company to accelerate its development timeline while preserving the intellectual contributions and design expertise accumulated over decades of peptide research.

Efficacy Validation Studies

Data demonstrate that Genvor’s proprietary peptides showed promising broad-spectrum efficacy against major agricultural pathogens that cause significant crop losses worldwide. Lead candidate GV185 demonstrated particularly strong antifungal activity at low concentrations against economically significant pathogens including Fusarium graminearum, Aspergillus flavus, and Botrytis cinerea. The Company conducted concentration-response studies on key fungal pathogens demonstrating that lead peptide candidates GV185 and GV197 showed concentration-dependent growth inhibition, with GV185 showing superior efficacy at lower application rates. These data demonstrate clear concentration-dependent efficacy and support the selection of optimal application rates for future field trials and combination treatments, potentially de-risking the program for partnerships and supporting commercial advancement toward regulatory submissions.

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

Data demonstrates that Genvor’s proprietary peptides showed promising broad-spectrum efficacy against major agricultural pathogens that cause significant crop losses worldwide. Lead candidate GV185 demonstrated particularly strong antifungal activity at low concentrations, potentially de-risking the program for partnerships and supporting the commercial advancement toward field trials and regulatory submissions.

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

Dr. Jaynes has, over decades, focused on perfecting techniques for synthesizing and modifying anti-microbial peptides (“AMPs”).1Genvor’s headquarters is located at 1550 W Horizon Ridge Pkwy, Ste R #3040, Henderson, Nevada.

Genvor’s Operations

Research and Development Overview

The Company’s platform centers on the development of anti-microbial peptides (“AMPs”), which are designed to combat a broad spectrum of debilitating and destructive plant diseases including bacterial, fungal, and viral pathogensthat threaten crop productivity worldwide. These peptides are being developed for two primary agricultural applications: (1) as a non-chemical transgenic seed trait, whereby crops are engineered to express specific AMPs internally; and (2) as a topical or foliar biological spray application (“bio-pesticide”) that can be used in integrated pest and disease management strategies.

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

Commercialization of Genvor’s peptide technologies is a key strategic priority, with an initial focus on developing seed trait integrations for major row crops such as corn, soybeans, and cotton. These transgenic applications aim to embed Genvor’s proprietary anti-microbial peptides (AMPs) directly into the plant genome, enabling continuous, internal expression of disease-resistant traits throughout the crop lifecycle. In parallel, the Company is advancing the development of a topical or foliar spray formulation – classified as a biological pesticide –for foliar application across a broad range of crops. This foliar application offers a more immediate regulatory path and near-term market entry opportunity while serving as a complementary tool to trait-based solutions.

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

The Company’s peptide platform is protected by a robust intellectual property (IP) portfolio. Genvor currently holds 5 issued U.S. patents, 2 pending U.S. patent applications, and 4 additional applications in preparation. The Company has also filed 3 international patent applications in Canada, Mexico, and China to protect its technology in key agricultural markets. The Company’s U.S. patents have expiration dates ranging from 2031 to 2038.  These peptides represent a diversified pipeline of bioactive compounds under evaluation for applications across plant health, nutrient optimization, pest control, and animal feed enhancement.

 Market Opportunities

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

The following is an illustration that shows the mode of action of Genvor’s peptides against a disease cell:

Lytic (Cell Bursting) Activity

Microscopic images of germinated Fusarium graminearum were exposed to 6 µM of GV187 for 2 hours. Instances of cellular features are demarked as follows: as b. large sunken regions and c. leakage of cytosol.

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

Delivery by Transgenic Seed Traits

In North America, the seed trait market is currently estimated to exceed $ billion. The adoption of crop seeds with enhanced traits has been staggering with over % of U.S. corn, cotton and soybeans being produced using seeds with enhanced traits.13

The following image shows corn with Genvor’s seed traits, which is currently growing in a USDA facility for study:

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

Employees

As of September 30, 2025, we had two full-time employees and two scientific employee advisors. Additionally, the Company has a fractional chief marketing officer who also assists with corporate communications and utilizes a contracted controller.

Property

Genvor, Inc. operates a research and development laboratory located in Woodland, California. The facility is part of the life-science innovation space operated in partnership with AgStart and is made available to the Company through a lease arrangement awarded under a Bayer-supported program. The current lease term extends through July 2026.

The Woodland laboratory consists of a fully equipped wet-lab environment suitable for early-stage biological research. The space includes standard benchtop laboratory infrastructure and provides access to shared advanced instrumentation typical for molecular, biochemical, and microbiological assay development. These capabilities support the Company’s work in validating and characterizing sequenced peptides intended for use in crop protection applications. Available equipment and shared resources include, but are not limited to, analytical instrumentation, incubation and culture facilities, microscopy, purification systems, and other tools required for routine assay execution and screening workflows.

The laboratory is staffed by one full-time Ph.D.-level scientist who oversees the Company’s research operations, assay development, and experimental validation activities conducted at the site.

The Company does not own any real property. Other than the Woodland, California laboratory, the Company’s headquarters is a virtual facility with an address in Henderson, Nevada allowing the Company to operate with minimal overhead to support its current staff. The Company believes its existing facilities are adequate for its current operational needs.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

The Company has implemented several measures to protect against cybersecurity threats, while recognizing the importance of continuing to strengthen its overall security framework.

Current protections include:

  Identity Threat Detection & Response: Active monitoring for account takeover attempts and identity-based threats.
  Endpoint Detection & Response: Continuous monitoring, detection, and response to potential endpoint threats.
  Two-Factor Authentication: Enforced across Office 365 accounts, which comprise the majority of the Company’s infrastructure.
  Managed Device Security: Company devices are centrally managed for patching, antivirus, monitoring, and security enforcement.
  Vulnerability Scanning & Remediation: Regular scanning of systems to identify potential weaknesses, with remediation measures applied to reduce risk.
  Engagement of a Third-Party MSSP: The Company consults with an external Managed Security Services Provider for continuous support, monitoring, and guidance.
  Standard Security Practices: Baseline controls such as password policies and antivirus software provide foundational protection.

Planned enhancements include:

  Developing a Comprehensive Cybersecurity Framework: Establishing a formal risk assessment process to better identify and manage vulnerabilities.
  Expanding Cybersecurity Governance: Reviewing and formalizing Board-level oversight and considering additional training or expertise at the management level.

Governance

  Board Oversight: The Board of Directors currently does not have a formal structure for cybersecurity oversight. The Company intends to review and establish appropriate oversight in the near future.
  Management’s Role: Day-to-day cybersecurity responsibilities are managed by our Chief Executive Officer (“CEO”), with the support of an external Managed Security Services Provider. The Company is evaluating options to enhance management’s cybersecurity role through additional training or external expertise.

  Expertise: While current management and the Board do not have in-depth cybersecurity expertise, the Company is considering educational opportunities and consulting resources to address this gap.

Material Effect from Cybersecurity Threats

To date, no known cybersecurity incidents have materially affected the Company’s business strategy, results of operations, or financial condition. However, as with all companies, we remain exposed to the risk of cybersecurity threats. The controls currently in place provide a meaningful level of protection, and the Company is committed to continuing to strengthen its cybersecurity posture as resources allow.

Item 2. Properties

Genvor, Inc. operates a research and development laboratory located in Woodland, California. The facility is part of the life-science innovation space operated in partnership with AgStart and is made available to the Company through a lease arrangement awarded under a Bayer-supported program. The current lease term extends through July 2026.

The Woodland laboratory consists of a fully equipped wet-lab environment suitable for early-stage biological research. The space includes standard benchtop laboratory infrastructure and provides access to shared advanced instrumentation typical for molecular, biochemical, and microbiological assay development. These capabilities support the Company’s work in validating and characterizing sequenced peptides intended for use in crop protection applications. Available equipment and shared resources include, but are not limited to, analytical instrumentation, incubation and culture facilities, microscopy, purification systems, and other tools required for routine assay execution and screening workflows.

The laboratory is staffed by one full-time Ph.D.-level scientist who oversees the Company’s research operations, assay development, and experimental validation activities conducted at the site.

The Company does not own any real property. Other than the Woodland, California laboratory, the Company’s headquarters is a virtual facility with an address in Henderson, Nevada enabling the Company to operate with minimal overhead to support its current staff. The Company believes its existing facilities are adequate for its current operational needs.

 Item 3. Legal Proceedings

Except as set forth below, as of the date of this Annual Report, no director, officer, or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Except as set forth below, management is not aware of any other material pending legal proceedings against us or to which our property is subject.

On February 7, 2024, the Company filed suit against Justin Kimbrough and Prosperity Consultants, LLC, in the 14th Judicial District Court for Dallas County, Texas (case no. DC-24-02022), alleging fraud, conversion, unjust enrichment and other causes of action. The Company and Mr. Kimbrough have settled the claims in dispute, which required Mr. Kimbrough to return a portion of his shares of common stock to the Company totaling 331,250. On October 22, 2025, these shares were returned to the Company and were cancelled.

On April 12, 2024, the Company filed suit against Richard Saied, in the 192nd Judicial District Court for Dallas County, Texas (case no. DC-24-05442), alleging fraud, conversion, unjust enrichment and other causes of action arising from the defendant’s improper receipt of shares of Company common stock under an agreement which required the defendant to provide services to the Company and which services the defendant ultimately never provided. The Company sought monetary damages and for a constructive trust to be imposed on defendant’s shares of Company common stock and for them to be returned to the Company. On October 29, 2025, the court entered judgment in the Company’s favor, with the Company awarded reasonable and necessary attorney fees, and Mr. Saied was ordered to return the contested shares back to the Company.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no “established trading market” for shares of the Company’s common stock. Our stock was first quoted on the OTC Link ATS beginning in the fourth fiscal quarter for the year ended September 30, 2023, but did not commence trading until approximately December 1, 2023. Subsequently, the Company became delinquent in its SEC filing obligations, and under Rule 15c2-11, the Company’s common stock was no longer eligible for proprietary broker-dealer quotations and was no longer quoted on the OTC Link ATS. In September 2025, the Company again became current in its SEC reporting obligations, and the Company’s common stock is now again quoted on the OTC Link ATS (alternative trading system) operated by OTC Markets Group Inc. under the symbol “GNVR.” No assurance can be given that any “established trading market” for the Company’s common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the fiscal years ended September 30, 2025, and 2024, has not been included in this Item as the Company’s historical quotation data for the Company’s common stock is no longer available on otcmarkets.com.

The future sale of the Company’s presently outstanding “unregistered” and “restricted” common stock by present members of management and persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on any “established trading market” that may develop in the shares of the Company’s common stock.

Holders

As of December 8, 2025, the Company had approximately 201 shareholders of record of common stock, including shares held in “street name” by banks, brokerage clearing houses, depositories or otherwise in unregistered form.

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

Related Stockholder Matters

Unregistered Sales of Equity Securities During the Fourth Fiscal Quarter

On July 8, 2025, the Company sold 160,000 shares of its common stock at a price of $0.25 per share to a third-party investor and received proceeds of $40,000.

On August 4, 2025, the Company sold 40,000 shares of its common stock at a price of $0.25 per share to a third-party investor and received proceeds of $10,000.

On August 14, 2025, the Company sold 80,000 shares of its common stock at a price of $0.25 per share to a third-party investor and received proceeds of $20,000.

On August 14, 2025, the Company issued 51,155 shares of common stock to a third-party service provider for the settlement of a $15,347 outstanding accounts payable.

On September 12, 2025, the Company sold 100,000 shares of its common stock at a price of $0.25 per share to a third-party investor and received proceeds of $25,000.

On September 30, 2025, the Company issued 250,000 shares of its common stock to Chad Pawlak, the Company’s CEO, for services rendered during the three-month period ended September 30, 2025.

On September 30, 2025, the Company issued 20,000 shares of its common stock to Brianna Fochs, Senior Scientist, pursuant to the execution of an employment agreement.

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

Purchase of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended September 30, 2025 and 2024 should be read in conjunction with our consolidated financial statements and related notes to those consolidated financial statements that are included elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The Company’s subsidiary, Genvor Inc., was incorporated under the laws of the State of Delaware on April 4, 2019, as “Nexion Biosciences Inc.,” and on January 22, 2020, its name was changed to “Genvor Inc.” Genvor Inc. a pioneer in AI-accelerated peptide technology for sustainable agriculture.

During May 2019, Genvor Inc. acquired Nexion Biosciences LLC (“NBLLC”) from its founder for nominal consideration. NBLLC was formed in the State of Delaware on December 28, 2018.

The Company, through its wholly owned subsidiary Genvor Inc., is pioneering the development and commercialization of AI-accelerated peptide technology to address critical challenges in global agriculture. Genvor’s proprietary BioCypher Algorithm and extensive library of patented peptides represent a transformative approach to sustainable crop protection and performance enhancement, targeting the estimated $220 billion in annual global crop losses attributed to plant diseases, pests, and environmental stressors.

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

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company requires capital for its contemplated operational and marketing activities to take place. As reflected in the accompanying consolidated financial statements, the Company had working capital deficit of approximately $1,312,000 at September 30, 2025, and had incurred recurring net losses and generated negative cash flows from operating activities of approximately $5,589,000 and $557,000 and $2,885,000 and $976,000 for the years ended September 30, 2025, and September 30, 2024, respectively.

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

Significant estimates during the years ended September 30, 2025, and 2024 include the valuation of deferred tax assets and the associated valuation allowances, and the valuation of stock-based compensation.

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

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized, or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is changed to equity. Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority, and we intend to settle its current tax assets and liabilities on a net basis.

Stock-based Compensation

The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all share-based awards, including stock warrants and stock grants, based on estimated grant-date fair values. The Company measures employee and non-employee awards at the date of grant, which generally is the date at which the Company and the nonemployee reach a mutual understanding of the key terms and conditions of a share-based payment award.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended September 30, 2025 and 2024

Revenues

We did not earn any revenues during the years ended September 30, 2025 and 2024.

Operating Expenses

For the years ended September 30, 2025, and 2024, operating expenses consisted of the following:

	Years Ended September 30,
	2025	2024
Research and development expenses	$455,901	$240,263
Advertising and marketing expenses	4,458	84,183
Professional fees	320,434	1,071,509
Compensation and related benefits	5,497,998	1,317,286
Other general and administrative	131,060	69,806
	$6,409,851	$2,783,047

●	For the year ended September 30, 2025, research and development expenses increased by $215,638, or 89.8%, as compared to the year ended September 30, 2024. The increase was primarily due to an increase in our research and development projects and an increase in monthly fees paid to our two scientific advisor employees. We expect that our research and development expenses will continue to increase as we work towards commercializing our products.

●	For the year ended September 30, 2025, advertising and marketing expenses decreased by $79,725, or 94.7%, as compared to the year ended September 30, 2024. The decrease was primarily due to decreased advertising activities in the year ended September 30, 2025 due to lack of capital. We expect that our advertising and marketing expenses will likely remain at its current level with minimal increase in the near future.

●

Professional fees primarily consisted of accounting, audit, legal, consulting, investor relations, and other professional fees. For the year ended September 30, 2025, professional fees decreased by $751,075 or 70.1% as compared to the year ended September 30, 2024, which was primarily attributable to a decrease in investor relations service chargers of approximately $111,000, a decrease in recruiter service fees of $90,000, a decrease of $231,000 in stock based compensation related to warrants issued for services, and a decrease in other professional fees, such as audit, legal and consulting, of approximately $319,000.

●	For the year ended September 30, 2025, compensation and related benefits increased by $4,180,712, or 317.4%, as compared to the year ended September 30, 2025. The significant increase was primarily attributable to an increase in stock-based compensation with our CEO for services provided to the Company and an increase in his salary and guaranteed bonus effective January 1, 2025 resulting in approximately $13,000 of additional compensation each month and a $90,000 one-time bonus provided by the board in January 2025 for services rendered.

●	Other general and administrative expenses mainly consisted of OTC listing fee, office supplies, travel and entertainment expenses, insurance and other miscellaneous items. For the year ended September 30, 2025, other general and administrative expenses increased by $61,254, or 87.7%, as compared to the year ended September 30, 2024. The increase was mainly due to an increase in insurance related expenses and a loss on disposal of property and equipment.

Loss from Operations

As a result of the foregoing, for the year ended September 30, 2025, loss from operations amounted to $6,409,851, as compared to $2,783,047 for the year ended September 30, 2024, representing an increase of $3,626,804, or 130.3%.

Other Expense (Other Income)

Other expense mainly includes interest expense, default penalties – late fees on a note payable, and other miscellaneous expense.

Other income, net, totaled $820,810 for the year ended September 30, 2025, as compared to other expense, net of $101,911 for the year ended September 30, 2024, an increase in other income, net of $922,721, or 905.4%, which was primarily attributable to a decrease in interest expense of approximately $42,000, mainly driven by the decrease in outstanding notes payable, a decrease in penalties and a gain of $875,000 on the settlement of accounts payable and notes payable with shares of our common stock and the derecognition of a $680,000 note payable in which the statute of limitations had lapsed. The Company obtained a legal opinion documenting the law in the state in which the debt originated. Based on such state law, the Company has been judicially released from this obligation as the statute of limitations has lapsed on any breach of contract claims.

Income Taxes

We did not have any income taxes expense for the years ended September 30, 2025 and 2024 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $5,589,041, or $0.22 per share (basic and diluted), for the year ended September 30, 2025, as compared to $2,884,958, or $0.15 per share (basic and diluted), for the year ended September 30, 2024, an increase of $2,704,083, or 93.7%.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations as they come due and otherwise operate on an ongoing basis. At September 30, 2025, and 2024, we had a cash balance of $37,231 and $373, respectively.

The following table sets forth a summary of changes in our working capital deficit from September 30, 2025 to September 30, 2024:

	September 30,	September 30,	Changes in
	2025	2024	Amount	Percentage
Working capital deficit:
Total current assets	$45,822	$21,678	$24,144	111.4%
Total current liabilities	1,358,204	1,749,710	(391,506)	(22.4)%
Working capital deficit	$(1,312,382)	$(1,728,032)	$(415,650)	(24.05)%

Our working capital deficit decreased by $415,650 to $1,312,382 at September 30, 2025 from $1,728,032 at September 30, 2024. The decrease in working capital deficit was primarily attributable to an increase in current assets of approximately $24,000, a decrease in notes payable from the settlement of one note with a principal amount of $217,000 with shares of common stock, the derecognition of a $680,000 note due to the statute of limitations lapsing and the Company being legally released, offset by an increase of approximately $505,000 in accounts payable and accrued expenses, in convertible notes payable, accrued interest, accrued compensation and related expenses and advances from related parties.

Cash Flows for the Year Ended September 30, 2025, Compared to the Year Ended September 30, 2024

The following table summarizes the key components of our cash flows for the years ended September 30, 2025, and 2024:

	Years Ended September 30,
	2025	2024
Net cash used in operating activities	$(555,717)	$(975,641)
Net cash provided by financing activities	592,575	931,660
Net decrease in cash	$36,858	$(43,981)

Net cash flows used in operating activities for the year ended September 30, 2025 was $555,717, which primarily reflected our consolidated net loss of $5,589,041, offset by changes in operating assets and liabilities of approximately $960,000 primarily consisting of an increase in accrued compensation and related expenses and accrued interest and non-cash changes of approximately $4,073,000, primarily due to stock-based compensation of $4,930,000, offset with gain on extinguishment of notes payable of $867,000.

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

Net cash flow provided by financing activities was $592,575 for the year ended September 30, 2025, as compared to $931,660 for the year ended September 30, 2024. During the year ended September 30, 2025, we received proceeds from sale of common stock and warrant exercises of $525,500 and advances from related parties of $67,075, net of repayment. During the year ended September 30, 2024, we received proceeds from notes payable of $20,000 and proceeds from sale of common stock of approximately $912,000.

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

Inflation

The effect of inflation on our operating results was not significant for the years ended September 30, 2025, and 2024.

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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Genvor Incorporated and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genvor Incorporated and Subsidiaries (the “Company”) as of September 30, 2025, and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended September 30, 2025, and 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025, and 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Plantation, Florida

December 10, 2025

GENVOR INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2025	2024
ASSETS

CURRENT ASSETS:
Cash	$37,231	$373
Prepaid expense	8,591	21,305

Total Current Assets	45,822	21,678

NON-CURRENT ASSETS:
Property and equipment, net	—	13,902

Total Non-current Assets	—	13,902

Total Assets	$45,822	$35,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible notes payable	$20,000	$7,408
Notes payable	—	897,000
Accrued interest	57,026	9,822
Accounts payable and accrued expenses	366,899	303,264
Accrued compensation and related expenses	781,392	466,404
Advances from related parties	84,137	17,062
SBA loan	48,750	48,750

Total Current Liabilities	1,358,204	1,749,710

Total Liabilities	1,358,204	1,749,710

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; Series A Preferred Stock, 10 shares authorized; 6 shares issued and outstanding at September 30, 2025 and 2024	—	—
Series B Preferred Stock, 2,500,000 shares authorized; 2,060,536 shares issued and 1,558,024 shares outstanding at September 30, 2025 and 2024	2,061	2,061
Common stock, $0.001 par value; 300,000,000 shares authorized; 30,175,763 and 20,029,608 shares issued and outstanding at September 30, 2025 and 2024, respectively	29,927	20,030
Additional paid-in capital	25,148,936	19,168,044
Less: series B preferred stock held in treasury, at cost; 502,512 shares at September 30, 2025 and 2024	(300,000)	(300,000)
Accumulated deficit	(26,193,306)	(20,604,265)

Total Stockholders’ Deficit	(1,312,382)	(1,714,130)

Total Liabilities and Stockholders’ Deficit	$45,822	$35,580

See accompanying notes to the consolidated financial statements.

GENVOR INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2025	2024

REVENUE	$—	$—

OPERATING EXPENSES:
Research and development expenses	455,901	240,263
Advertising and marketing expenses	4,458	84,183
Professional fees	320,434	1,071,509
Compensation and related benefits	5,497,998	1,317,286
Other general and administrative expenses	131,060	69,806

Total Operating Expenses	6,409,851	2,783,047

LOSS FROM OPERATIONS	(6,409,851)	(2,783,047)

OTHER EXPENSE
Interest expense	(59,812)	(17,693)
Net gain on settlement of accounts payable	13,622	—
Gain on extinguishment of notes payable	867,000	5,826
Penalties	—	(90,000)
Other expense	—	(44)

Total Other Expense	820,810	(101,911)

LOSS BEFORE INCOME TAXES	(5,589,041)	(2,884,958)

INCOME TAXES	—	—

NET LOSS	$(5,589,041)	$(2,884,958)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.22)	$(0.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	25,695,496	19,879,772

See accompanying notes to the consolidated financial statements.

GENVOR INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Years Ended September 30, 2024, and 2025

	Series A		Series B					Treasury Stock
	Preferred Stock		Preferred Stock		Common Stock			Series B Preferred Stock
	Number		Number		Number		Additional	Number			Total
	of		of		of		Paid-in	of		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance, September 30, 2023	6	—	2,060,536	2,061	19,061,936	19,062	16,293,188	(502,512)	(300,000)	(17,719,307)	(1,704,996)

Sale of common stock	—	—	—	—	956,600	957	910,643	—	—	—	911,600

Issuance of common stock erroneously omitted from prior year	—	—	—	—	110,000	110	(110)	—	—	—	—

Issuance of common stock for services	—	—	—	—	301,072	301	355,949	—	—	—	356,250

Issuance of warrants for services	—	—	—	—	—	—	1,007,100	—	—	—	1,007,100

Issuance of warrants for conversion of note payable	—	—	—	—	—	—	329,418	—	—	—	329,418

Issuance of common stock for conversion of note payable	—	—	—	—	40,000	40	48,023	—	—	—	48,063

Conversion of debt for common stock subscribed	—	—	—	—	—	—	210,000	—	—	—	210,000

Cancellation of common stock	—	—	—	—	(500,000)	(500)	500	—	—	—	—

Issuance of common stock upon exercise of stock warrants	—	—	—	—	60,000	60	—	—	—	—	60

Allocated value of warrants related to issuance of convertible debt	—	—	—	—	—	—	13,333	—	—	—	13,333

Net loss for the year	—	—	—	—	—	—	—	—	—	(2,884,958)	(2,884,958)

Balance, September 30, 2024	6		$—	2,060,536		$2,061	20,029,608	$20,030	$19,168,044	(502,512)	(300,000)	(20,604,265)	(1,714,130)

Issuance of common stock for settlement of accrued compensation	—		—	—		—	137,500	138	137,362	—	—	—	137,500

Issuance of common stock for compensation	—		—	—		—	5,507,500	5,257	4,924,743	—	—	—	4,930,000

Issuance of common stock for cash	—		—	—		—	2,100,000	2,100	522,900	—	—	—	525,000

Issuance of common stock for conversion of accrued compensation	—		—	—		—	1,300,000	1,300	323,700	—	—	—	325,000

Issuance of common stock for settlement of note payable	—		—	—		—	120,000	120	29,880	—	—	—	30,000

Issuance of common stock for settlement of accounts payable	—		—	—		—	171,155	172	42,617	—	—	—	42,789

Issuances from previous period conversions	—		—	—		—	310,000	310	(310)	—	—	—	—

Issuance of common stock for warrant exercise	—		—	—		—	500,000	500	—	—	—	—	500

Net loss	—		—	—		—	—	—	—	—	—	(5,589,041)	(5,589,041)

Balance, September 30, 2025	6	$	—	2,060,536	$	2,061	30,175,763	$29,927	$25,148,936	(502,512)	(300,000)	(26,193,306)	$(1,312,382)

See accompanying notes to the consolidated financial statements.

GENVOR INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2025		2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(5,589,041)	$(2,884,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense		1,376	1,832
Late fee related to notes payable		—	90,000
Gain on settlement of accounts payable with common stock		(16,460)	(5,826)
Amortization of debt discount		12,592	741
Stock-based compensation and service expense		4,930,000	1,363,350
Non-cash other expense		—	16,832
Gain on extinguishment of notes payable		(867,000)	—
Loss on disposal of property and equipment		12,528	—
Changes in operating assets and liabilities:
Prepaid expense		12,714	—
Accrued interest		47,204	121
Accrued professional fees		—	244,955
Accrued research and development fees		—	194,656
Accounts payable and accrued expenses		122,882	(236,360)
Accrued compensation and related expenses		777,488	238,346

NET CASH USED IN OPERATING ACTIVITIES		(555,717)	(975,641)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt and warrants		—	20,000
Advances from related parties		86,071	—
Repayments to related parties		(18,996)	—
Proceeds from sale of common stock		525,000	911,600
Proceeds from common stock warrant exercises		500	60

NET CASH PROVIDED BY FINANCING ACTIVITIES		592,575	931,660

NET INCREASE ( DECREASE) IN CASH		36,858	(43,981)

CASH - beginning of year		373	44,354

CASH - end of year		$37,231	$373

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$		$—
Income taxes	$		$—

NON-CASH OPERATING AND FINANCING ACTIVITIES:
Note payable settled with common stock		$217,000	$48,063
Conversion of debt for common stock subscribed		$—	$210,000
Conversion of liabilities into common stock		$—	$—
Conversion of notes payable into warrants		$—	$329,418
Allocated value of warrants related to convertible debt		$—	$13,333
Accrued compensation settled with common stock		$137,500	$—
Accrued compensation converted to common stock		$325,000	$—
Accounts payable settled with common stock		$59,249	$—
Common stock issued from prior year settlements		$310	$—

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

GENVOR INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

Liquidity and Going Concern

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2025, the Company had cash of $37,231.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a working capital deficit of approximately $1,312,000 at September 30, 2025 and generated a net loss and used cash in operating activities of approximately $5,589,000 and $556,000, respectively, during the year ended September 30, 2025 with no revenues earned, and limited operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Significant estimates during the years ended September 30, 2025, and 2024 include the valuation of deferred tax assets and the associated valuation allowances, and the valuation of stock-based compensation.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at September 30, 2025, and 2024.

The Company maintains its cash on deposits with bank and financial institution within the United States that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At September 30, 2025, the Company’s cash balances were not in excess of the federally-insured limits.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation, and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the period of disposition. During the year ended September 30, 2025, we disposed of property and equipment with a net book value of $12,528, which has been reflected as a loss on disposal and included in other general and administrative expenses on the accompanying consolidated statements of operations. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the years ended September 30, 2025, and 2024, the Company did not incur any impairment charges on its long-lived assets.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company incurred research and development expenses of $455,901 and $240,263 in the years ended September 30, 2025, and 2024, respectively.

Advertising and Marketing Costs

All costs related to advertising and marketing are expensed as incurred. For the years ended September 30, 2025 and 2024, advertising and marketing costs amounted to $4,458 and $84,183, respectively.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, the benefit for tax positions taken can only be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2025 and 2024, the Company had no significant uncertain tax positions which would require either recognition of a liability or disclosure in the financial statements. The Company recognizes interest and penalties related to significant uncertain income tax positions in income tax expense. However, no such interest and penalties were recorded as of September 30, 2025 and 2024.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the years ended September 30, 2025 and 2024, potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible preferred stock and convertible notes (using the if-converted method) and exercise of common stock warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

Schedule of antidilutive shares
	Years Ended September 30,
	2025	2024
Warrants to purchase common stock	3,150,000	3,650,000
Series A convertible preferred stock	6	6
Series B convertible preferred stock	15,580,240	15,580,223
Shares attributable to convertible notes	20,000	20,000
Potentially dilutive securities	18,750,246	19,250,229

GENVOR INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Reporting

The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the business internally. During the years ended September 30, 2025 and 2024, the Company is organized into one strategic business unit. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and assess performance. The Company’s Chief Executive Officer (“CEO”) is its CODM.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation, including breakouts within current liabilities, breakouts within operating expenses, and breakouts within the statement of cash flows. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements, including significant segment expenses and interim disclosures (“Topic 280”). The guidance allows for disclosure of multiple measures of a reportable segment’s profit or loss, and it requires that public entities with a single reportable segment provide all disclosures required by the ASU and all existing disclosures in Topic 280. ASC 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim reporting periods starting after December 15, 2024, with early adoption permitted. The Company adopted the new standard effective January 1, 2025 on a retrospective basis. The adoption of this ASU affects only the Company’s disclosures, with no impacts to its financial condition or results of operations.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”) a new accounting standard to improve the disclosures about an entity’s expenses and address requests from investors for more detailed information about the types of expenses included in commonly presented expense captions. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with retrospective application permitted. The Company is evaluating the disclosure requirements related to the new standard and its impact on our consolidated financial statements.

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

NOTE 3 – BORROWINGS

Notes Payable

From time to time, the Company entered into unsecured notes payable with individual investors. The terms of these notes are listed below.

Schedule of unsecured notes payable
			Interest	Note Balance as of September 30,
Noteholder	Origination	Maturity	Rate	2025	2024
Brent Lilienthal (*)	2019	12/31/2021	0%	$-	$217,000
Mel Wentz (**)	3/19/2019	4/29/2019	0%	—	680,000
Kirk Huntsman (***)	3/1/2019	2/29/2020	18%	—	—
John Hare (***)	4/29/2019	unspecified	0%	—	—
Barkley Capital LLC (***)	9/13/2023	3/13/2024	10%	—	—
Chris Peterman (****)	9/9/2024	9/9/2025	18%	20,000	20,000
Total principal amount				$20,000	$917,000
Less: unamortized debt discount				—	(12,592)
				$20,000	$904,508

GENVOR INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – BORROWINGS (continued)

Notes Payable (continued)

(*)	On May 15, 2025, the Company and Brent Lilienthal entered into a settlement agreement, pursuant to which, the Company settled $217,000 debt owed by issuance of 120,000 shares of common stock of the Company (see Note 4).

(**)	During the year ended September 30, 2025, the Company recognized a gain on the extinguishment of the $680,000 note payable with Mr. Wentz The Company obtained a legal opinion documenting the law in the state in which the debt originated. Based on such state law, the Company has been judicially released from this obligation as the statute of limitations has lapsed on any breach of contract claims. This has been reflected in gain on extinguishment of notes payable on the consolidated statements of operations. Further, on July 14, 2025, the Company received a letter from a third party legal counsel which stated the loan agreement appears to be invalid under Texas usury laws. Therefore, commencing on July 1, 2024, a monthly penalty of $10,000 was no longer accrued.

(***)	These notes were converted into shares of common stock or stock warrants of the Company during the year ended September 30, 2024.

(****)	On September 9, 2024, the Company and Chris Peterman entered into a convertible promissory note agreement (the “Convertible Note”), providing for the issuance of a Convertible Note in the principal amount of $20,000. The Convertible Note was due on September 9, 2025 (see Note 8). Principal amount is convertible into shares of common stock of the Company at a conversion price of $1.00 per share. In addition, the Company issued Chris Peterman a stock purchase warrant to acquire 40,000 shares of common stock of the Company at a per share price of $0.01 (“Pre-Funded Warrants”). The Pre-Funded Warrants were exercisable at September 9, 2025 and until the Pre-Funded Warrants are exercised in full (see Note 8). In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants are accounted for as additional paid-in capital. The remainder of the proceeds are allocated to the debt instrument portion of the transaction. The fair value of the warrants issued to the investor was $40,000. Therefore, the Company recorded debt discount of $13,333 related to the warrants relative fair value issued to the investor, which was amortized into interest expense over the term of the convertible promissory note agreement. For the years ended September 30, 2025 and 2024, amortization of debt discount related to the Convertible Note payable amounted to $12,592 and $741, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

On December 15, 2023, Kirk Huntsman converted his note with the principal amount of $32,500 and unpaid interest of $15,563 into 40,000 shares of common stock of the Company (see Note 4).

On November 11, 2023, John Hare converted its note with the principal amount of $300,000 into 300,000 warrants of the Company (see Note 4).

On March 9, 2024, Barkley Capital LLC converted its note with the principal amount of $200,000 and unpaid interest of $10,000 into 210,000 shares of common stock of the Company (see Note 4).

Interest expense on the notes payable totaled $2,092 and $17,693 for the years ended September 30, 2025 and 2024, respectively. Default penalties - late fees totaled $0 and $90,000 for the years ended September 30, 2025 and 2024, respectively. These late fees are in dispute and have been included in note payable on the accompanying consolidated balance sheets.

As of September 30, 2025 and 2024 accrued interest on the notes payable was $2,213 and $121 and all related to the Convertible Note.

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

On September 28, 2023, Mr. White returned his 3 shares of Series A preferred stock which were than cancelled

As of both September 30, 2025, and 2024, there were 6 shares of Series A preferred stock issued and outstanding.

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

On October 19, 2022, the following shareholders converted shares of common stock of the Company into shares of Series B to reduce the outstanding common stock issued by the Company, as follows:

Schedule of shareholders converted shares of common stock into shares of Series B
Name	Common Shares Exchanged	Series B Issued
Jaynes Investment LLC (*)	2,000,000	200,000
ACT Holdings LLC (*)	7,312,612	731,262
LASB Family Trust (*)	3,800,111	380,012
Jesse Michael Jaynes (*)	4,767,611	476,762
Bradley White (*)	1,225,000	122,500
PJ Advisory Group	1,500,000	150,000
Total	20,605,334	2,060,536

(*)	Related parties

On September 28, 2023, Mr. White and the LASB Family Trust returned to the Company for cancellation of 502,512 shares of Series B preferred stock. As of September 30, 2025 and 2024, the shares have not been canceled and are being held in treasury stock (see Note 8).

There were 2,060,536 issued and 1,558,024 outstanding as of both September 30, 2025 and 2024.

Common Stock

The authorized common stock of the Company consists of 300,000,000 shares with a $0.001 par value. All common stock shares are non-assessable and have one vote per share.

GENVOR INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

Common Stock Sold for Cash

During the year ended September 30, 2025, the Company sold an aggregate of 2,100,000 shares of its common stock at a price of $0.25 per share to investors and received gross proceeds of $525,000.

During the year ended September 30, 2024, the Company sold an aggregate of 956,600 shares of its common stock at an average price of $0.95 per share to investors and received gross proceeds of $911,600.

On July 14, 2023, the Company issued 4,665 shares of common stock for the conversion of accrued interest of $2,333.

On September 16, 2023, the Company issued 75,000 shares of common stock for the settlement of a debt and accrued interest for $25,000.

Common Stock Issued for Services

During the year ended September 30, 2025, the Company issued a total of 137,500 shares of its common stock for $137,500 serviced rendered by our CEO that were accrued as compensation as of September 30, 2024.

During the year ended September 30, 2025, the Company issued a total of 5,487,500 shares of its common stock for services rendered by our CEO under terms of his employment agreement (see Note 7). These shares were valued at $4,925,000, the estimated fair market value on the grant dates using the most recent third-party sale of common stock on the dates of grant, and reflected the value as stock-based compensation expense, which is included in compensation and related expenses for the year ended September 30, 2025 on the consolidated statements of operations.

During the year ended September 30, 2025, the Company issued 20,000 shares of common stock to an employee pursuant to the execution of an employment agreement. These shares were valued at $20,000, the estimated fair market value on the grant dates using the most recent third-party sale of common stock on the dates of grant, and reflected the value as stock-based compensation expense, which is included in compensation and related expenses for the year ended September 30, 2025 on the consolidated statements of operations.

During the year ended September 30, 2024, the Company issued a total of 301,072 shares of its common stock for services rendered, including 225,000 shares to related parties of the Company. These shares were valued at $356,250, the estimated fair market value on the grant dates using the most recent third-party sale of common stock on the dates of grant, and reflected the value as stock-based compensation expense.

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

No such share issuances occurred during the year ended September 30, 2024.

Common Stock Issued for Accounts Payable Settlements and Notes Payable Conversions

During the year ended September 30, 2025, the Company issued an aggregate of 171,155 shares of common stock with an estimated fair value of $42,789 based on recent sales of common stock for the settlement of $59,249 of outstanding accounts payable balances. The settlement resulted in a net gain of approximately $16,460, which is included in net gain on settlement of accounts payable on the consolidated statements of operations.

In May 2025, Brent Lilienthal converted his note payable with the principal amount of $217,000 into 120,000 shares of common stock with an estimated fair value of $30,000 based on recent sales of common stock (see Note 3). The conversion resulted in a gain of approximately $187,000 which is included in gain on extinguishment of notes payable on the consolidated statements of operations.

On December 15, 2023, an investor converted a note with a principal amount of $32,500 and accrued interest of $15,563 into 40,000 shares of common stock of the Company (see Note 3).

On March 9, 2024, an investor converted a note with a principal amount of $200,000 and accrued interest of $10,000 into 210,000 shares of common stock of the Company (see Note 3). These shares of common stock were not issued until June 2025 (see Issuance of Common Stock below).

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

Warrants Issued for Debt Conversion

On November 11, 2023, an investor converted a note with a principal amount of $300,000 into 300,000 warrants of the Company (see Note 3).

GENVOR INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

Warrants Issued for Services

During the year ended September 30, 2024, the Company granted a total of 1,007,100 common stock warrants, with an exercise price of $0.001, for services rendered, including 650,000 warrants to related parties of the Company. The aggregate fair values of the warrants granted during the year ended September 30, 2025 was $1,007,100, of which, $650,000 was recorded as compensation and related benefits and $357,100 was recorded as professional fees.

During the year ended September 30, 2025, no common stock warrants were issued for services.

Warrants Issued for Debt Conversion

 The following table represents stock warrant activity as of and for the year ended September 30, 2025:

Schedule of stock warrant activity
	Number of Warrants	Weighted Average Exercise Price
Outstanding at September 30, 2024	3,650,000	$0.001
Expired	-	0.001
Exercised	(500,000)	(0.001)
Outstanding at September 30, 2025	3,150,000	$0.001
Warrants exercisable at September 30, 2025	3,150,000	$0.001

There is no “established trading market” for shares of the Company’s common stock at September 30, 2025. Therefore, the aggregate intrinsic values for both the stock warrants outstanding and stock warrants exercisable at September 30, 2025 cannot be calculated.

NOTE 5 – INCOME TAXES

As of September 30, 2025 and 2024, the Company has net operating loss carry forwards of approximately $6,340,849 and $3,911,000, respectively, which may be available to reduce future years’ taxable income through 2044. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for federal income tax purposes (computed by applying the United States federal tax rate of 21% to loss before taxes for fiscal year 2025 and 2024), as follows:

Schedule of income tax expense
	September 30,
	2025	2024
Tax expense (benefit) at the statutory rate	$(135,754)	$(296,947)
State income taxes, net of federal income tax benefit	(16,808)	(36,765)
Change in valuation allowance	152,562	333,712
Total	$—	$—

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

The Company is open for audit by the U.S. Internal Revenue Service and U.S. state tax jurisdictions from tax year 2021 to tax year 2024,

The tax effect of significant components of the Company’s deferred tax assets and liabilities at September 30, 2025 and 2024, are as follows:

Schedule of deferred tax assets and liabilities
	September 30,
	2025	2024
Net operating loss carryforward	$1,496,440	$922,926
Total deferred tax assets	1,496,440	922,926
Less: deferred tax asset valuation allowance	(1,496,440)	(922,926)
Total net deferred taxes	$—	$—

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

Because of the historical losses of the Company, the net deferred tax assets for 2025 and 2024 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $6,340,849 and $3,020,766 as of September 30, 2025, and 2024, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

As of September30, 2025 and September 30, 2024, accrued compensation and related expenses owed to the CEO and scientific advisors pursuant to employment agreements totaled $742,488 and $466,404, respectively.

As of September 30, 2025 and September 30, 2024, the Company owed its former chief business officer and interim chief financial officer, Judith Miller, $38,904 primarily from accrued compensation.

Advances from Related Parties

The Company’s CEO and scientific advisors make working capital advances as needed which bear interest at 8% per annum and are short-term in nature, unsecured and repayable on demand. During the years ended September 30, 2025, the Company received $86,071 of advances from these related parties and repaid $18,996 of these advances. There were no advances or repayments made during the year ended September 30, 2024. As of September 30, 2025 and September 30, 2024, advances owed to the CEO and scientific advisors totaled $84,137 and $17,062, respectively, and are reflected on the accompanying consolidated balance sheets as advances from related parties.

Accrued Interest

The accrued compensation and advances received from the CEO and two scientific advisors, collectively referred to as the “employees” bear interest at 8%. As of September 30, 2025 and September 30, 2024, accrued interest due these employees was $54,814 and $9,705, respectively, which is included in accrued interest on the consolidated balance sheets. During the year ended September 30, 2025 and 2024, interest expense with these employees amounted to $45,127 and $4,942, respectively, which is included in interest expense on the consolidated statements of operations.

Settlement

On September 28, 2023, the Company entered into a settlement agreement with Mr. White, a former CEO of the Company, who was terminated on June 20, 2023. As part of the settlement agreement, Mr. White was to receive a total settlement of $300,000, payable in tranches of $50,000, beginning on September 28, 2023, or within seven days, and each subsequent payment on the monthly anniversary of the settlement agreement execution. In exchange for the settlement, Mr. White returned to the Company for cancellation the following: 3 shares of Series A preferred stock and 502,512 shares of Series B preferred stock. As of September 30, 2024, the Company still owed Bradley White $50,000 which has been included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. On June 11, 2025, the Company executed a release and settlement agreement with Mr. White. Pursuant to the settlement agreement, the Company agreed to pay $55,000 for the settlement of all amounts outstanding with this individual and recognized a loss of $5,000 which has been netted with the gain on settlement of accounts payable on the consolidated statements of operations.

GENVOR INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to any material legal proceedings, except as set forth below.

On February 7, 2024, the Company filed suit against Justin Kimbrough and Prosperity Consultants, LLC, in the 14th Judicial District Court for Dallas County, Texas (case no. DC-24-02022), alleging fraud, conversion, unjust enrichment and other causes of action arising from the defendants’ improper receipt of shares of Company common stock under agreements which required the defendants to provide services to the Company and which services the defendants ultimately never provided. The Company is seeking monetary damages and for a constructive trust to be imposed on defendants’ shares of Company common stock and for them to be returned to the Company. The Company and Mr. Kimbrough have settled the claims in dispute, which will require Mr. Kimbrough to return a portion of his shares of common stock to the Company. The Company and Mr. Kimbrough are currently working on executing upon the settlement terms before dismissal. The Company and Mr. Kimbrough have settled the claims in dispute, which will require Mr. Kimbrough to return a portion of his shares of common stock to the Company (see Note 8). The Company and Mr. Kimbrough are currently working on executing upon the settlement terms before dismissal.

On April 12, 2024, the Company filed suit against Richard Saied, in the 192nd Judicial District Court for Dallas County, Texas (case no. DC-24-05442), alleging fraud, conversion, unjust enrichment and other causes of action arising from the defendant’s improper receipt of shares of Company common stock under an agreement which required the defendant to provide services to the Company and which services the defendant ultimately never provided. The Company is seeking monetary damages and for a constructive trust to be imposed on defendant’s shares of Company common stock and for them to be returned to the Company. This matter was settled on October 29, 2025 in the Company’s favor. Mr. Saied has been ordered by the court to reimburse the Company for reasonable and necessary attorney fees and to return the Contested Shares back to the Company.

On October 13, 2024, Judith Miller sent the Company a letter demanding payment for amounts she claimed she was owed under her prior employment agreement with the Company. The Company disputes the allegations in the letter and intends to defend itself as necessary.

Employment Agreements

On January 17, 2024, Ms. Miller resigned as the Company’s Interim Chief Executive Officer and was appointed as a member of the Company’s Board of Directors, as the Chief Business Officer of the Company, and as the Interim Chief Financial Officer of the Company. Pursuant to the Miller Employment Agreement, which superseded Ms. Miller’s prior Executive Consulting Agreement with the Company dated June 20, 2023, Ms. Miller acted as Chief Business Officer and Interim Chief Financial Officer of the Company until the agreement was terminated in May 2024 in accordance with its terms (see Note 6 for amounts owed and outstanding under this agreement).

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

During the year ended September 30, 2025, the board of directors approved a $100,000 bonus for Yates and Jaynes each. As disclosed in note 3, Yates and Jaynes converted this bonus into 400,000 shares of common stock each.

On January 17, 2024, the Company appointed Chad Pawlak as Chief Executive Officer of the Company. Pursuant to the Pawlak Employment Agreement, Mr. Pawlak will act as Chief Executive Officer of the Company until the agreement is terminated in accordance with its terms, and Mr. Pawlak will be compensated as follows: (i) Mr. Pawlak will receive a base salary of $300,000 per year; (ii) Mr. Pawlak will be eligible for annual incentive bonus awards of up to 30% of Mr. Pawlak’s then-current base salary in the discretion of the compensation committee of the Board, provided that such bonus for the first year of employment shall be earned for the completion of formulation and production of a peptide topical spray (biological fungicide) that is effective in its utilization of AMPs treating plant disease, for any of the identified spectrums of crops that are targeted by the Company (the “First Milestone”), and the bonus for the second year of employment shall be earned for the receipt of regulatory approval from any of those federal agencies required by United States, such as the United States Environmental Protection Agency (the EPA), the United States Department of Agriculture (the USDA), and/or the United States Food and Drug Administration (the FDA), for the commercialization of the topical spray (the “Second Milestone”); (iii) Mr. Pawlak will initially receive 50,000 shares of Company common stock, and 950,000 shares of Company common stock which shall vest monthly for a period of 36 months (25,000 shares a month for months 1-34, and 50,000 shares a month for months 35-36); (iv) Mr. Pawlak will receive an additional equity award of 1,000,000 shares of Company common stock upon achievement of the First Milestone; (v) Mr. Pawlak will receive an additional equity award of 1,000,000 shares of Company common stock upon achievement of the Second Milestone; (vi) Mr. Pawlak will receive an additional equity award of 1,000,000 shares of Company common stock upon the commercial sale of a minimum of $10,000,000 of the topical spray; and (vii) Mr. Pawlak will receive an additional equity award of 1,000,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by the United States, such as the EPA, USDA, and/or the FDA, for the commercialization of the first seed trait based upon the Company’s patents and targeted spectrums of crops. On December 20, 2024, the board of directors approved the issuance of the 5,000,000 shares available to Mr. Pawlak under the original terms of his Employment Agreement for services rendered (see Note 4). Effective January 1, 2025, an amendment to the CEO’s employment agreement was executed and amended the following provisions: (i) annual salary was increased from $300,000 to $350,000, (ii) a guaranteed calendar year bonus equal to 30% of his annual salary was established versus milestone-based bonuses, and (iii) the CEO now receives 500,000 shares of common stock every six months that he remains with the Company.

Refer to Note 6 for disclosure of amounts outstanding and due under these employment agreements as of September 30, 2025. See also Note 4 for certain amounts accrued under these employment agreements that were converted into shares of common stock during the three months ended September 30, 2025.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

Subsequent to September 30, 2025, the Company sold 520,000 shares of common stock for $0.50 per share and received gross proceeds of $260,000.

Subsequent to September 30, 2025, the Company issued 1,440,000 shares of common stock for the exercise of warrants with an average exercise price of $0.001.

Subsequent to September 30, 2025, the Company issued 530,000 shares of common stock with an estimated fair value of $136,250 based on recent stock sales for consulting services provided of which $126,250 of these services was accrued as September 30, 2025.

On October 9, 2025, the holder of the convertible note payable (see note 3) exercised his conversion option and converted the principal and accrued interest outstanding on the convertible note payable into 22,092 shares of common stock.

On October 8 2025, a holder of Series B preferred stock exercised their conversion option and received 1,500,000 shares of common stock upon conversion.

On October 22, 2025, 331,250 shares of common stock held by Mr. Kimbough were cancelled pursuant to the terms of a legal settlement reached with Mr. Kimbough (see Note 7).

On December 1, 2025, one of our scientific advisors elected to convert $186,000 of outstanding liabilities representing accrued salary, accrued interest and working capital advances into 124,000 shares of common stock. The conversion ratio was based on the Over-the-Counter market price on the conversion date.

On December 3, 2025, the Company issued 200,000 shares of common stock to a consultant for $100,000 of advisory services rendered.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, who is the same person, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended September 30, 2025. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management has concluded that, as of September 30, 2025, the Company had material weaknesses in its internal control over financial reporting and the Company’s internal control over financial reporting was not effective. Specifically, management identified the following material weaknesses at September 30, 2025:

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

Name	Age	Position

Chad Pawlak	53	Chief Executive Officer (1), Interim Chief Financial Officer (2), Director (3)
Clayton Yates	49	Director (4)
Jesse Jaynes	74	Chief Research Officer (4), Director (4), Chief Scientific Officer (1)

(1)	Appointed on January 17, 2024.
(2)	Assumed CFO role on May 29, 2024, upon Judith Miller’s termination on that date.
(3)	Appointed on November 12, 2024.
(4)	Appointed on January 12, 2021.

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

Director Compensation

During the years ended September 30, 2025 and 2024, we did not have an independent director. Directors that were employees were not paid any fees for their role as directors.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended September 30, 2025, were timely.

Family relationships

There are no family relationships among any of our officers or directors.

Item 11. Executive Compensation

The table below sets forth, for the years ended September 30, 2025 (“2025”) and 2024 (“2024”), the compensation earned by our executive officers and former executive officers.

Name and Principal Position	Year	Salary	Stock Awards	Option and Warrant Awards	All Other Compensation	Total
		($)	($)	($)	($)	($)

Chad Pawlak	2025	506,250	4,925,000			5,431,250
Chief Executive Officer (1)	2024	214,345	262,500	—	—	476,845

Dr. Clayton Yates	2025	190,000	—	—	—	190,000
Former Chief Scientific Officer, Director (2)	2024	92,500	—	—	—	92,500

Dr. Jesse Jaynes	2025	197,500	—	—	—	197,500
Chief Research Officer, Chief Scientific Officer, Director (3)	2024	92,500	—	—	—	92,500

Judith S. Miller, Esq.	2025	—	—	—	—	—
Former Interim Chief Executive Officer and Chief Financial Officer (4)	2024	121,000	100,000	600,000	—	821,000

Bradley White	2025	—	—	—	—	—
Former Chief Executive Officer, Chief Financial Officer, and Director (5)	2024	80,625	—	—	66,348	146,973

(1)	Appointed as CEO on January 17, 2024, and assumed CFO role on May 29, 2024. Mr. Pawlak’s 2025 compensation consisted of cash of $506,250 and 5,502,500 vested shares of common stock with an estimated fair value of $4,925,000 based on recent sales of common stock to third parties. Mr. Pawlak’s 2024 compensation consisted of cash of $214,345 and 262,500 shares vested and valued at $262,500.

(2)	Appointed as Chief Scientific Officer and Chairman of the Board on January 12, 2021, and resigned as Chief Scientific Officer on January 17, 2024. Dr. Yates’s 2025 and 2024 compensation consisted of cash of $190,000 and $92,500, respectively.

(3)	Appointed as Chief Research Officer and Director on January 12, 2021, and appointed as Chief Scientific Officer on January 17, 2024. Dr. Jaynes’s 2024 compensation consisted of cash of $197,500 and $92,500, respectively.

(4)	Interim CEO from June 20, 2023 through January 17, 2024, and Interim CFO and Chief Business Officer through May 29, 2024. Ms. Miller’s 2024 compensation consisted of cash of $121,000 and 100,000 shares vested and valued at $100,000 and 600,000 warrants vested and valued at $600,000. Ms. Miller’s 2023 compensation consisted of cash of $65,000 and 600,000 warrants vested and valued at $600,000.

(5)	CEO from January 12, 2021 through June 20, 2023. Mr. White’s 2023 compensation consisted of salary of $80,625 paid by cash and $66,348 of Mr. White’s personal expenses paid by the Company.

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

Outstanding Equity Awards

No executive officer named above had any unexercised options or stock that had not vested, or equity incentive plan awards outstanding as of September 30, 2025.

Director Compensation

No member of our board of directors received any compensation for his or her services as a director during the fiscal years ending September 30, 2025 and 2024, nor do they currently receive any compensation for such services.

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

The following table sets forth certain information, as of September 30, 2025 with respect to the beneficial ownership of the outstanding common stock by:

●	Each of our named executive officers and directors;

●	Our directors and executive officers as a group; and

●	Holders of more than 5% of our common stock

Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title of Class	Name of Beneficial Owner (1)	No. of Shares of Class Beneficially Owned	Percentage of Class (2)
Common Stock	Chad Pawlak* (3)	6,225,000	20 .6%
Common Stock	Dr. Clayton Yates* (4)	7,712,623	20.6%
Common Stock	Dr. Jesse Jaynes* (5)	7,167,623	19.4%
Common Stock	All officers and directors as a group (3 persons)	21,105,246	47.7%
Common Stock	Other shareholders owning 5% or more:
Common Stock	John Coutris (6)	1,789,843	5.7%

Series B Preferred Stock	Dr. Clayton Yates* (7)	731,262	46.9%
Series B Preferred Stock	Dr. Jesse Jaynes* (8)	676,762	43.4%
Series B Preferred Stock	All officers and directors as a group (2 persons)	1,408,024	90.4%
Series B Preferred Stock	Other shareholders owning 5% or more:
Series B Preferred Stock	John Coutris (9)	150,000	9.6%

Series A Preferred Stock	Dr. Clayton Yates*	3	50%
Series A Preferred Stock	Dr. Jesse Jaynes*	3	50%
Series A Preferred Stock	All officers and directors as a group (2 persons)	6	100%

*Officer and/or director of our company

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Genvor Incorporated, 1550 W Horizon Ridge Pkwy, Ste R #3040, Henderson, NV 89012.

(2)	Applicable percentage ownership is based on 30,175,763 shares of our common stock, 1,558,024 shares of our Series B Preferred Stock, and 6 shares of Series A Preferred Stock outstanding as of September 30, 2025, together with securities exercisable or convertible into shares of our common stock within 60 days of September 30, 2025 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of September 30, 2025 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Mr. Pawlak holds 6,225,000 shares of common stock.

(4)	Interests shown include (i) 7,312,620 shares of common stock issuable upon conversion of 731,262 shares of Series B Preferred Stock held in the name of ACT Holdings LLC, which may be deemed to be beneficially owned by Dr. Yates, (ii) 400,000 shares of common stock held in the name of ACT Holdings LLC, which may be deemed to be beneficially owned by Dr. Yates, and (iii) 3 shares of common stock issuable upon conversion of 3 shares of Series A Preferred Stock held directly by Dr. Yates.

(5)	Interests include (i) 2,000,000 shares of common stock issuable upon conversion of 200,000 shares of Series B Preferred Stock held in the name of Jaynes Investment LLC, which may be deemed to be beneficially owned by Dr. Jaynes, (ii) 4,767,620 shares of common stock issuable upon conversion of 476,762 shares of Series B Preferred Stock held jointly in the name of Dr. Jaynes and his spouse, (iii) 400,000 shares of common stock held jointly in the name of Dr. Jaynes and his spouse, and (iv) 3 shares of common stock issuable upon conversion of 3 shares of Series A Preferred Stock held directly by Dr. Jaynes.

(6)	Interests shown include (i) 1,500,000 shares of common stock issuable upon conversion of 150,000 shares of Series B Preferred Stock held in the name of PJ Advisory Group, which may be deemed to be beneficially owned by Mr. Coutris, (ii) 198,637 shares of common stock held in the name of John Coutris, and (iii) 91,206 shares of common stock held in the name of Callie Coutris, Mr. Coutris’s spouse. The address of John Coutris, Callie Coutris, and PJ Advisory Group is 7227 Centenery Ave., Dallas, Texas, 75225.

(7)	Interests shown include 731,262 shares of Series B Preferred Stock held in the name of ACT Holdings LLC, which may be deemed to be beneficially owned by Dr. Yates.

(8)	Interests include (i) 200,000 shares of Series B Preferred Stock held in the name of Jaynes Investment LLC, which may be deemed to be beneficially owned by Dr. Jaynes, and (ii) 476,762 shares of Series B Preferred Stock held jointly in the name of Dr. Jaynes and his spouse.

(9)	Interests shown include 150,000 shares of Series B Preferred Stock held in the name of PJ Advisory Group, which may be deemed to be beneficially owned by Mr. Coutris.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has employment agreements with its CEO, Chad Pawlak, and our two scientific advisors, Dr. Jesse Jaynes and Dr. Clayton Yates.

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

Any accrued compensation amounts earn interest at 8%. The CEO and scientific advisors can convert any accrued compensation into shares of common stock at a conversion rate equal to the fair market value on the date of conversion.

As of September30, 2025 and September 30, 2024, accrued compensation and related expenses owed to the CEO and scientific advisors pursuant to employment agreements totaled $742,486 and $466,404, respectively.

As of September 30, 2025 and September 30, 2024, the Company owed its former chief business officer and interim chief financial officer, Judith Miller, $38,904 primarily from accrued compensation.

The Company’s CEO and scientific advisors make working capital advances as needed which bear interest at 8% per annum and are short-term in nature, unsecured and repayable on demand. During the years ended September 30, 2025, the Company received $86,071of advances from these related parties and repaid $18,996 of these advances. There were no advances or repayments made during the year ended September 30, 2024. As of September 30, 2025 and September 30, 2024, advances owed to the CEO and scientific advisors totaled $84,137 and $13,218, respectively, and are reflected on the accompanying consolidated balance sheets as advances from related parties.

The accrued compensation and advances received from the CEO and two scientific advisors, collectively referred to as the “employees” bear interest at 8%. As of September 30, 2025 and September 30, 2024, accrued interest due these employees was $54,814 and $9,705, respectively, which is included in accrued interest on the consolidated balance sheets. During the year ended September 30, 2025 and 2024, interest expense with these employees amounted to $45,127 and $4,942, respectively, which is included in interest expense on the consolidated statements of operations.

On September 28, 2023, the Company entered into a settlement agreement with Mr. White, a former CEO of the Company, who was terminated on June 20, 2023. As part of the settlement agreement, Mr. White was to receive a total settlement of $300,000, payable in tranches of $50,000, beginning on September 28, 2023, or within seven days, and each subsequent payment on the monthly anniversary of the settlement agreement execution. In exchange for the settlement, Mr. White returned to the Company for cancellation the following: 3 shares of Series A preferred stock and 502,512 shares of Series B preferred stock. As of September 30, 2024, the Company still owed Bradley White $50,000 which has been included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. On June 11, 2025, the Company executed a release and settlement agreement with Mr. White. Pursuant to the settlement agreement, the Company agreed to pay $55,000 for the settlement of all amounts outstanding with this individual and recognized a loss of $5,000 which has been netted with the gain on settlement of accounts payable on the consolidated statements of operations.

In May 2025, the Company issued 500,000 shares of its common stock upon the conversion of accrued compensation outstanding with our CEO of $125,000,  and an aggregate of 800,000 shares of its common stock upon the conversion of a total of $200,000 of accrued bonuses outstanding with our two scientific advisor employees. The $100,000 bonuses earned by both scientific advisors were approved by the board in May 2025 pursuant to a milestone defined in their employment agreements, being met. The conversion ratio of $.25 was based on recent stock sales and therefore no gain or loss was recorded on this conversion.

During the year ended September 30, 2025, the Company issued a total of 137,500 shares of its common stock for $137,500 serviced rendered by our CEO that were accrued as compensation as of September 30, 2024.

During the year ended September 30, 2025, the Company issued a total of 5,487,500 shares of its common stock for services rendered by our CEO under terms of his employment agreement. These shares were valued at $4,925,000, the estimated fair market value on the grant dates using the most recent third-party sale of common stock on the dates of grant.

On December 1, 2025, Dr. Jesse Jaynes elected to convert $186,000 of outstanding liabilities representing accrued salary, accrued interest and working capital advances into 124,000 shares of common stock. The conversion ratio was based on the Over-the-Counter market price on the conversion date.

As of September 30, 2025, and 2024, the Company owed Robert Bubeck, its former CEO, $0 and $3,846, respectively, for expenses paid by Rober on behalf of the Company, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for the years ended September 30, 2025 and 2024, for the categories of services indicated.

	2025	2024
Audit fees	$65,685	$81,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$65,685	$81,000

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

/s/ Chad Pawlak	December 10, 2025
Chief Executive Officer and	Date
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chad Pawlak	December 10, 2025
Chief Executive Officer, Chief Financial Officer & Director	Date

/s/ Clayton Yates	December 10, 2025
Director	Date

/s/ Jesse Jaynes	December 10, 2025
Director	Date