Form 10-Q
period 2025-12-31
Genvor Inc
filed 2026-02-12
CIK 1792941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (? 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of the registrant’s shares of common stock outstanding was 34,434,938 as of February 11, 2026

GENVOR INCORPORATED FORM 10-Q

For the Quarterly Period Ended December 31, 2025 Table of Contents

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

GENVOR INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2025	2025
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$103,580	$37,231
Prepaid expenses	42,159	8,591

Total Current Assets	145,739	45,822

Total Assets	$145,739	$45,822

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible note payable, net	$—	$20,000
Accrued interest	69,960	57,026
Accounts payable and accrued expenses	247,852	366,899
Accrued compensation and related expenses	754,360	781,392
Advances from related parties	84,137	84,137
SBA loan	48,750	48,750

Total Current Liabilities	1,205,059	1,358,204

Total Liabilities	1,205,059	1,358,204

Commitments and Contingencies (Note 6)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
Series A Preferred Stock, 10 shares authorized;
6 shares issued and outstanding
at December 31, 2025 and September 30, 2025	—	—
Series B Preferred Stock, 2,500,000 shares authorized;
1,910,536 and 2,060,536 shares issued and 1,405,024 and 1,558,024 shares
outstanding at December 31, 2025 and September 30, 2025 , respectively.	1,911	2,061
Common stock, $0.001 par value; 300,000,000 shares authorized; 34,430,605 and 30,175,763 shares issued and outstanding at December 31, 2025 and September 30, 2025, respectively	34,182	29,927
Additional paid-in capital	25,974,173	25,148,936

Less: series B preferred stock held in treasury, at cost; 502,512 shares at December 31, 2025 and September 30, 2025	(300,000)	(300,000)
Accumulated deficit	(26,769,586)	(26,193,306)

Total Stockholders' Deficit	(1,059,320)	(1,312,382)

Total Liabilities and Stockholders' Deficit	$145,739	$45,822

See accompanying notes to the unaudited condensed consolidated financial statements.

GENVOR INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2025	2024
REVENUE	$-	$-
OPERATING EXPENSES:
Research and development expenses	57,147	63,424
Advertising and marketing expenses	6,442	3,758
Professional fees	191,182	11,618
Compensation and related benefits	272,985	4,909,204
Other general and administrative expenses	34,899	9,410
Total Operating Expenses	562,655	4,997,414
LOSS FROM OPERATIONS	(562,655)	(4,997,414)
OTHER INCOME (EXPENSE)
Interest expense - related parties	(15,025)	(3,837)
Other income	1,400	—
Total Other Expense, net	(13,625)	(3,837)
LOSS BEFORE INCOME TAXES	(576,280)	(5,001,251)
INCOME TAXES	—	—
NET LOSS	$(576,280)	$(5,001,251)
NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.02)	$(0.24)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	32,762,434	20,665,478

See accompanying notes to the unaudited condensed consolidated financial statements.

GENVOR INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Three Months Ended December 31, 2025

(Unaudited)

	Series A		Series B					Treasury Stock
	Preferred Stock		Preferred Stock		Common Stock			Series B Preferred Stock
	Number		Number		Number		Additional	Number			Total
	of		of		of		Paid-in	of		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance, October 1, 2025	6	$ -	2,060,536	$ 2,061	30,175,763	$ 29,927	$ 25,148,936	(502,512)	$ (300,000)	$ (26,193,306)	$ (1,312,382)

Issuance of common stock for conversion of Series B preferred stock	-	-	(150,000)	(150)	1,500,000	1,500	(1,350)	-	-	-	-

Issuance of common stock for cash	-	-	-	-	520,000	520	259,480				260,000

Issuance of common stock for warrant exercises	-	-	-	-	1,440,000	1,440	(1,440)	-	-	-	-

Issuance of common stock for services	-	-	-	-	225,000	225	109,775	-	-	-	110,000

Issuance of common stock for accrued services	-	-	-	-	505,000	505	125,745	-	-	-	126,250

Issuance of common stock for conversion of accrued compensation	-	-	-	-	124,000	124	185,876	-	-	-	186,000

Issuance of common stock for compensation	-	-	-	-	250,000	250	124,750	-	-	-	125,000

Issuance of common stock for conversion of note payable and accrued interest	-	-	-	-	22,092	22	22,070	-	-	-	22,092

Cancellation of common stock due to legal settlement	-	-	-	-	(331,250)	(331)	331	-	-	-	-

Net loss for the the three months ended December 31, 2025	-	-	-	-	-	-	-	-	-	(576,280)	(576,280)

Balance, December 31, 2025	6	$ -	1,910,536	$ 1,911	34,430,605	$ 34,182	$ 25,974,173	(502,512)	$ (300,000)	$ (26,769,586)	$ (1,059,320)

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

GENVOR INCORPORATED AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(576,280)	$(5,001,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Late fee related to note payable	—	458
Amortization of debt discount	—	3,333
Stock-based compensation	125,000	4,737,500
Common stock issued for services	110,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(33,568)	9,281
Accrued interest	15,026	504
Accounts payable and accrued interest	7,203	9,279
Accrued compensation and related expenses	158,968	219,503
Accrued liabilities and other payables - related parties	—	19,951
NET CASH USED IN OPERATING ACTIVITIES	(193,651)	(1,442)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares of common stock	260,000	—
Advances from related parties	—	1,650
NET CASH PROVIDED BY FINANCING ACTIVITIES	260,000	1,650
NET INCREASE IN CASH	66,349	208
CASH - beginning of period	37,231	373
CASH - end of period	$103,580	$581
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued compensation settled with common stock	$186,000	$—
Accrued liabilities settled with shares of common stock	$126,250	$137,500
Conversion of note payable and accrued interest to shares of common stock	$22,092	$—
Cancellation of shares of common stock due to legal settlement	$331	$—
Conversion of series B preferred stock to shares of common stock	$150	$—
Shares of common stock issued for warrant exercises	$1,440	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

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

Genvor is an agricultural biotechnology company pioneering AI-accelerated peptide technology for sustainable crop protection and plant health optimization.

Business Plan and Strategy

Genvor’s business strategy centers on leveraging its proprietary BioCypher Algorithm, an AI-accelerated peptide discovery platform, to create sustainable agricultural solutions that optimize crop performance across diverse growing conditions. The Company’s peptide technologies are designed to enhance yields, improve stress tolerance, and deliver nutrient optimization while addressing critical agricultural challenges including plant diseases, toxins, bacteria, and fungi. These innovations are designed to support farmers and growers worldwide by improving agricultural productivity, reducing chemical inputs, and enhancing economic outcomes through residue-free solutions that meet evolving regulatory requirements and consumer demands.

The Company is advancing its portfolio of engineered peptide technologies through its proprietary BioCypher Algorithm, which accelerates the discovery and validation of commercial-grade peptide solutions. Genvor’s platform supports multiple formulation approaches including foliar applications, transgenic seed traits, and seed treatment delivery systems, creating cross-crop scalability opportunities in row crops and specialty crops. The Company is leveraging its extensive peptide library of 50,000+ designed peptides to address high-value agricultural performance applications including yield enhancement, stress tolerance, nutrient use efficiency, and biological crop protection, as well as adjacent opportunities in animal health and feed optimization. Notable validation includes the Company’s transgenic corn peptide AGM182, which demonstrated 76-98% reduction in total aflatoxin contamination in published USDA research, with no adverse effects on plant growth or yield and a proven mammalian safety profile..

Genvor’s commercial model employs a licensing-first strategy centered on forming strategic partnerships, joint development agreements (JDAs), and licensing arrangements that create mutual competitive advantages. The Company’s approach enables agricultural leaders to access validated peptide technology with protected market rights while leveraging partners’ regulatory expertise and commercialization capabilities. These collaborations span the innovation spectrum from research institutions for advanced testing to industry partners for field validation and market access, ensuring solutions are developed for scalable commercial success across specific crops, applications, and geographic markets. The Company’s robust intellectual property portfolio includes 5 issued U.S. patents covering antimicrobial and nutrient-enhancing peptides, with 2 pending U.S. patent applications and 4 additional applications in preparation. The Company has also filed international patent applications in Canada, Mexico, and China to protect its technology in key agricultural markets, with U.S. patent protection extending through 2038. Key patents include composition of matter coverage for novel antimicrobial lytic peptides effective in treating citrus plant diseases, as well as U.S. Patent No. 12,458,684 for transgenic corn expressing the antifungal peptide AGM182, co-assigned to Genvor and the United States Department of Agriculture (USDA). This partnership-driven commercialization strategy is further supported by the Company’s 7+ year Cooperative Research and Development Agreement (CRADA) with the USDA Agricultural Research Service, its selection as the inaugural recipient of the Bayer Golden Ticket award providing access to Bayer LifeHub California laboratories, and its formal teaming agreement with Tuskegee University’s Center for Biomedical Research for joint research, testing, and grant-supported development of next-generation peptide technologies.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025 filed with the SEC December 10, 2025.

Liquidity and Going Concern

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2025, the Company had cash of $103,580.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit of approximately $1,059,000 at December 31, 2025 and had incurred recurring net losses and used cash flows in operating activities of approximately $576,000 and $194,000 for the three months ended December 31, 2025, respectively, with no revenues earned, and limited operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Significant estimates during the three months ended December 31, 2025 and 2024 include the valuation of deferred tax assets and the associated valuation allowances, and the valuation of stock-based compensation.

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at December 31, 2025 and September 30, 2025.

The Company maintains its cash on deposits with bank and financial institution within the United States that at times may exceed federally insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At December 31, 2025, the Company’s cash balances were not in excess of the federally insured limits.

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

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company incurred research and development expense of $57,147 and $63,424 in the three months ended December 31, 2025 and 2024, respectively.

Advertising and Marketing Costs

All costs related to advertising and marketing are expensed as incurred. For the three months ended December 31, 2025 and 2024, advertising and marketing costs amounted to $6,442 and $3,758, respectively.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three months ended December 31, 2025 and 2024, potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible preferred stock and convertible notes (using the if-converted method) and exercise of common stock warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended December 31,
	2025	2024
Common stock warrants	1,710,000	3,570,000
Series A convertible preferred stock	6	6
Series B convertible preferred stock	14,080,240	15,580,223
Convertible notes*	—	20,000
Potentially dilutive securities	15,790,246	19,170,229

(*)	Assumes the convertible note is converted into shares of common stock of the Company at the stated conversion price of $1.00 per share for the three months ended December 31, 2024.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters. Liabilities for such contingencies are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Segment Reporting

The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and is mainly organized by products. During the three months ended December 31, 2025 and 2024, the Company is organized into one strategic business unit. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and assess performance. The Company’s Chief Executive Officer (“CEO”) is its CODM.

Recent Accounting Standards

In December 2023, the FASB ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. Effective October 1, 2025, the Company adopted ASU 2023-09 which did not have an impact on are unaudited condensed consolidated financial condition, results of operations, cash flows or disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

NOTE 3 – BORROWINGS

Convertible Note Payable

On September 9, 2024, the Company and an investor entered into a convertible promissory note agreement, providing for the issuance of a note in the principal amount of $20,000. The note was due on September 9, 2025. The principal amount was convertible into shares of common stock of the Company at a conversion price of $1.00 per share. In addition, the Company issued the investor a stock purchase warrant to acquire 40,000 shares of common stock of the Company at a per share price of $0.01. The warrants were immediately exercisable.

In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants are accounted for as additional paid-in capital. The remainder of the proceeds are allocated to the debt instrument portion of the transaction. The fair value of the warrants issued to the investor was $40,000. Therefore, the Company recorded debt discount of $13,333 related to the relative fair value of the warrants issued to the investor, which was amortized over the term of the note. In October 2025, the convertible note and all accrued interest of $22,092 was converted into 22,092 shares of common stock (see Note 4) at the stated conversion price of $1.00.

The convertible note payable as of December 31, 2025 and September 30, 2025 was as follows:

	December 31, 2025	September 30, 2025
Principal amount	$—	$20,000
Less: unamortized debt discount	—	—
Convertible note payable, net	$—	$20,000

For the three months ended December 31, 2025 and 2024, amortization of debt discount related to this convertible note payable amounted to $0 and $3,333, respectively, which have been included in interest expense on the accompanying condensed consolidated statements of operations.

Notes Payable

On May 15, 2025, the Company and Brent Lilienthal entered into a settlement agreement, pursuant to which, the Company settled $217,000 debt owed by the issuance of 120,000 shares of common stock of the Company.

During the year ended September 30, 2025, the Company recognized a gain on the extinguishment of a $680,000 note payable with Mr. Wentz. The Company obtained a legal opinion documenting the law in the state in which the debt originated. Based on such state law, the Company has been judicially released from this obligation as the statute of limitations has lapsed on any breach of contract claims.

Interest expense related to borrowings totaled $0 and $3,837 for the three months ended December 31, 2025 and 2024, respectively.

Commercial Loan

On April 9, 2020, the Company received a loan from the Small Business Administration pursuant to the Paycheck Protection Program (“PPP”) in the principal amount of $48,750. The note bears interest at a variable rate of approximately 1% and matured in April 2022. The Company applied for loan forgiveness, and the confirmation that the loan has been forgiven is pending.

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

As of both December 31, 2025 and September 30, 2025, there were 6 shares of Series A preferred stock issued and outstanding.

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

On September 28, 2023, Mr. White and the LASB Family Trust returned to the Company for cancellation 502,512 shares of Series B preferred stock; however, the shares have not been canceled and are being held in treasury stock.

During the three months ending December 31, 2025, PJ Advisory Group converted their Series B into 1,500,000 shares of common stock.

As of December 31, 2025 and September 30,2025, there are 1,910,536 and 2,060,536 Series B issued and 1,408,024 and 1,558,024 Series B outstanding, respectively.

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock with a $0.001 par value. All common stock shares are non-assessable and have one vote per share.

During the three months ended December 31, 2025, the Company issued the following shares of common stock:

Common stock for conversion of Series B preferred stock

The Company issued 1,500,000 shares of its common stock for the conversion of 150,000 shares of Series B preferred stock.

Common Stock Issued for Cash

The Company issued 520,000 shares of its common stock and received cash proceeds of $260,000 or $0.50 per share.

Common stock for warrant exercises

The Company issued 1,440,000 shares of its common stock for warrant exercises.

Common stock for services

The Company issued 225,000 shares of its common stock for $110,000 of consulting services pursuant to consulting agreements which has been reflected within professional fees on the accompanying unaudited condensed consolidated statements of operations.

Common stock for accrued services

The Company issued 505,000 shares of its common stock for $126,250 of consulting services provided that were accrued for as of September 30, 2025.

Common stock for conversion of accrued compensation

The Company issued 124,000 shares of its common stock for the conversion of $186,000 of accrued compensation owed to one of its board of directors and scientific advisor.

Common stock for compensation

The Company issued its current CEO 250,000 shares for common stock pursuant to an employment agreement which provides the CEO with 250,000 shares of common stock each calendar quarter as compensation (see Note 6).

Common stock for conversion of note payable and accrued interest

The Company issued 22,092 shares of its common stock for the conversion of note payable and accrued interest totaling $22,092 (see Note 3).

Cancellation of common stock due to legal settlement

Pursuant to a legal settlement (see Note 6), the Company received back 331,250 shares of its common stock which were subsequently cancelled.

During the three months ended December 31, 2024, the Company issued the following shares of common stock:

Common Stock Issued for Services

During the three months ended December 31, 2024, the Company issued 4,875,000 shares of its common stock to its chief executive officer for services rendered. These shares were valued at $4,875,000, the fair market value on the grant date using the latest third-party sale of common stock share price on the date of grant, and the Company recorded stock-based compensation expense of $4,737,500 for the three months ended December 31, 2024 and reduced accrued compensation by $137,500.

Common Stock Warrants

Common stock warrant activity for the three months ended December 31, 2025 was as follows:

	Number of Warrants	Weighted Average Exercise Price

Outstanding at October 1, 2025	3,150,000	$0.01
Exercises	(1,440,000)	$0.01
Outstanding at December 31, 2025	1,710,000	$0.001
Warrants exercisable at December 31, 2025	$ 1,710,000	$0.001

No cash proceeds were received upon the warrants being exercised.

As of December 31, 2025, the intrinsic value of the common stock warrants outstanding and exercisable was approximately $2,565,000 based on the Company’s over-the-counter market price of $1.50 on the last trading day of the quarter.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accrued Compensation

The Company has employment agreements with its CEO and two scientific advisors (see Note 6).

 Effective January 1, 2025, an amendment to the CEO’s employment agreement was executed and amended the following provisions: (i) annual salary was increased from $300,000 to $350,000, (ii) a guaranteed calendar year bonus equal to 30% of his annual salary was established versus milestone-based bonuses, and (iii) the CEO now receives 500,000 shares of common stock every six months that he remains with the Company which are issued quarterly with 250,000 shares of common stock.

 Effective January 1, 2025, the scientific advisors aggregate monthly compensation was increased to $17,500 from $10,000.

 Any accrued compensation amounts earn interest at 8%. The CEO and scientific advisors can convert any accrued compensation into shares of common stock at a conversion rate equal to the fair market value on the date of conversion (see Note 4).

 As of December 31, 2025 and September 30, 2025, accrued compensation and related expenses owed to the CEO and scientific advisors pursuant to employment agreements totaled $715,456 and $742,488, respectively.

 As of December 31, 2025 and September 30, 2025, the Company owed its former chief business officer and interim chief financial officer, Judith Miller, $38,904 primarily from accrued compensation.

Advances from Related Parties

 The Company’s CEO and scientific advisors make working capital advances as needed which bear interest at 8% per annum and are short-term in nature, unsecured and repayable on demand. During the three months ending September 30, 2025 and 2024, the Company received $0 and $1,650 of advances from these related parties. As of December 31, 2025 and September 30, 2025, advances owed to the scientific advisors totaled $84,137 and are reflected on the accompanying consolidated balance sheets as advances from related parties.

 Accrued Interest

The accrued compensation and advances received from the CEO and two scientific advisors, collectively referred to as the “employees” bear interest at 8%. As of December 31, 2025 and September 30, 2025, accrued interest due these employees was $69,960 and $54,814, respectively, which is included in accrued interest on the unaudited condensed consolidated balance sheets.

During the three months ended December 31, 2025 and 2024, interest expense with these employees amounted to $15,025 and $0, respectively, which is included in interest expense on the unaudited condensed consolidated statements of operations.

Settlement

On September 28, 2023, the Company entered into a settlement agreement with Mr. White, a former CEO of the Company, who was terminated on June 20, 2023. As part of the settlement agreement, Mr. White was to receive a total settlement of $300,000, payable in tranches of $50,000, beginning on September 28, 2023, or within seven days, and each subsequent payment on the monthly anniversary of the settlement agreement execution. In exchange for the settlement, Mr. White returned to the Company for cancellation the following: 3 shares of Series A preferred stock and 502,512 shares of Series B preferred stock. As of September 30, 2024, the Company still owed Bradley White $50,000 which has been included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. On June 11, 2025, the Company executed a release and settlement agreement with Mr. White. Pursuant to the settlement agreement, the Company agreed to pay $55,000 for the settlement of all amounts outstanding with this individual and recognized a loss of $5,000.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to any material legal proceedings, except as set forth below.

On February 7, 2024, the Company filed suit against Justin Kimbrough and Prosperity Consultants, LLC, in the 14th Judicial District Court for Dallas County, Texas (case no. DC-24-02022), alleging fraud, conversion, unjust enrichment and other causes of action arising from the defendants’ improper receipt of shares of Company common stock under agreements which required the defendants to provide services to the Company and which services the defendants ultimately never provided. The Company is seeking monetary damages and for a constructive trust to be imposed on defendants’ shares of Company common stock and for them to be returned to the Company. The Company and Mr. Kimbrough have settled the claims in dispute, which will require Mr. Kimbrough to return a portion of his shares of common stock to the Company. The Company and Mr. Kimbrough are currently working on executing upon the settlement terms before dismissal. The Company and Mr. Kimbrough have settled the claims in dispute, which will require Mr. Kimbrough to return a portion of his shares of common stock to the Company. During the three months ended December 31, 2025, 331,250 shares of common stock were returned to the Company and cancelled pursuant to the settlement terms (see Note 4)

On April 12, 2024, the Company filed suit against Richard Saied, in the 192nd Judicial District Court for Dallas County, Texas (case no. DC-24-05442), alleging fraud, conversion, unjust enrichment and other causes of action arising from the defendant’s improper receipt of shares of Company common stock under an agreement which required the defendant to provide services to the Company and which services the defendant ultimately never provided. The Company is seeking monetary damages and for a constructive trust to be imposed on defendant’s shares of Company common stock and for them to be returned to the Company. This matter was settled on October 29, 2025 in the Company’s favor. Mr. Saied has been ordered by the court to reimburse the Company for reasonable and necessary attorney fees and to return the contested shares back to the Company. As of the date of these consolidated financial statements, the Contested Shares have not yet been returned to the Company.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

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

Refer to Note 5 for disclosure of amounts outstanding and due under these employment agreements as of December 31, 2025. See also Note 4 for certain amounts accrued under these employment agreements that were converted into shares of common stock during the three months ended December 31, 2025.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2025 and 2024 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q.

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

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company requires capital for its contemplated operational and marketing activities to take place. As reflected in the accompanying condensed consolidated financial statements, the Company had working capital deficit of approximately $1,059,000 at December 31, 2025 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $576,000 and $194,000 for the three months ended December 31, 2024, respectively.

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

Significant estimates during the three months ended December 31, 2025 and 2024 include the valuation of deferred tax assets and the associated valuation allowances, and the valuation of stock-based compensation.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended December 31, 2025 and 2024

Revenues

We did not earn any revenues during the three months ended December 31, 2025 and 2024.

Operating Expenses

For the three months ended December 31, 2025 and 2024, operating expenses consisted of the following:

	For the Three Months Ended December 31,
	2025	2024
OPERATING EXPENSES:
Research and development expenses	$ 57,147	$ 63,424
Advertising and marketing expenses	6,442	3,758
Professional fees	191,182	11,618
Compensation and related benefits	272,985	4,909,204
Other general and administrative expenses	34,899	9,410

Total Operating Expenses	$ 562,655	$ 4,997,414

●	For the three months ended December 31, 2025, research and development expenses decreased by $6,277, or 9.9%, as compared to the three months ended December 31, 2024. The decrease was primarily due to the purchase of peptides and other supplies of approximately $29,000 during the three months ending December 31, 2024, that did not occur during the three months ended December 31, 2025, offset by an increase in payroll expenses of approximately $23,000 given to our scientific advisors effective January 1, 2025. We expect that our research and development expenses will increase in the near future as we continue to work on commercializing our products.
?
●	For the three months ended December 31, 2025, advertising and marketing expenses increased by $2,684, or 71.4%, as compared to the three months ended December 31, 2024. The increase was primarily due to increased advertising activities in the three months ended December 31, 2025. We expect that our advertising and marketing expenses will likely remain at its current quarterly level with minimal increase in the near future.

●	Professional fees primarily consist of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, and other fees. For the three months ended December 31, 2025, professional fees increased by $179,564 or 1,545.6% as compared to the three months ended December 31, 2024, which was primarily attributable to an increase in consulting services paid with shares of common stock and an increase in legal and accounting fees associated with getting our filings with the securities and exchange commission current.

●	For the three months ended December 31, 2025, compensation and related benefits expenses decreased by $4,636,219 or 94.4%, as compared to the three months ended December 31, 2024. The significant decrease was primarily attributable to a decrease in stock-based compensation of $4,612,500, which reflects the stock-based compensation paid to our CEO.

●	Other general and administrative expenses mainly consisted of OTC listing fees, office supplies, travel and entertainment expenses, and other miscellaneous items. For the three months ended December 31, 2025, other general and administrative expenses increased by $25,489, or 270.9%, as compared to the three months ended December 31, 2024. The increase was mainly due to increased expenses incurred in connection with our stock being listed on the over-the-count market (OTCQB) during the three months ended December 31, 2025 and increased costs for insurance.

Loss from Operations

As a result of the foregoing, for the three months ended December 31, 2025, loss from operations amounted to $562,655, as compared to $4,997,414 for the three months ended December 31, 2024, representing a decrease of $4,434,759, or 88.7%.

Other Expense

Other expense mainly includes interest expense related to our borrowings, and default penalties – late fees on a note payable.

Other expense totaled $13,625 for the three months ended December 31, 2025, as compared to $3,837 for the three months ended December 31, 2024, an increase of $9,788, or 255.10%. This increase is primarily related to an increase in interest expense incurred with related parties for working capital advances and accrued compensation.

Income Taxes

We did not have any income taxes expense for the three months ended December 31, 2025 and 2024 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $576,280, or $0.02 per share (basic and diluted), for the three months ended December 31, 2025, as compared to $5,001,251, or $0.24 per share (basic and diluted), for the three months ended December 31, 2024, a decrease of $4,424,971, or 88.5%%.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations as they come due and otherwise operate on an ongoing basis. At December 31, 2025 and September 30, 2025, we had a cash balance of $103,580 and $37,231, respectively.

The following table sets forth a summary of changes in our working capital deficit from September 30, 2025 to December 31, 2025:

	December 31,	September 30,	Changes in
	2025	2025	Amount	Percentage
Total Current Assets	$145,739	$45,822	$99,917	218%
Total Current Liabilities	$1,205,059	$1,358,204	$(153,145)	-11%
Working capital deficit	$(1,059,320)	$(1,312,382)	$253,062	-19%

Our working capital deficit decreased by $253,062 to $1,059,320 at December 31, 2025 from $1,312,382 at September 30, 2025. The decrease in working capital deficit was primarily attributable to an increase in our cash balance due to the sale of shares of common stock and decrease in current liabilities due to the conversion of a convertible note payable and accrued compensation into shares of common stock as well as a decrease in our accounts payable and accrued expenses.

Cash Flows for the Three Months Ended December 31, 2025 Compared to the Three Months Ended December 31, 2024

The following summarizes the key components of our cash flows for the three months ended December 31, 2025 and 2024:

	For the Three Months Ended December 31,
	2025	2024
NET CASH USED IN OPERATING ACTIVITIES	$(193,651)	$(1,442)
NET CASH PROVIDED BY FINANCING ACTIVITIES	260,000	1,650
NET INCREASE IN CASH	$66,349	208

Net cash used in operating activities for the three months ended December 31, 2025 was $193,651, which primarily reflected our consolidated net loss of approximately $576,000, offset by non-cash stock-based compensation and stock for services of $225,000, and net operating cash inflows of approximately $148,000 for net changes in operating assets and liabilities.

Net cash used in operating activities for the three months ended December 31, 2024 was $1,442, which primarily reflected our consolidated net loss of approximately $5,001,000, offset by an aggregate of $4,741,000 of non-cash expenses primarily for stock-based compensation and net operating cash inflows of approximately $259,000 for net changes in operating assets and liabilities.

Net cash provided by financing activities was $260,000 for the three months ended December 31, 2025, as compared to $1,650 for the three months ended December 31, 2024. During the three months ended December 31, 2025, we received cash proceeds of $260,000 for the sale of shares of common stock compared to approximately $2,000 in proceeds from related party advances during the three months ended December 31, 2024.

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

Inflation

The effect of inflation on our operating results was not significant for the three months ended December 31, 2025 and 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Florida Articles of Incorporation (incorporated by reference to Exhibit 3.A to our Registration Statement on Form S-1, filed on May 4, 2020)
3.2	Nevada Articles of Incorporation (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on July 20, 2021)
3.3	Certificate of Correction to Nevada Articles of Incorporation (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed on July 20, 2021)
3.4	Bylaws (incorporated by reference to Exhibit 3.B to our Registration Statement on Form S-1, filed on May 4, 2020)
10.1*	Exchange Agreement, by and between the Company and Genvor Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2021)
10.2*	Agreement and Plan of Merger, by and between the Company , Genvor Inc., and Genvor Acquisition Corp. (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 21, 2022)
10.3	Employment Agreement, by and between Genvor Incorporated and Chad Pawlak, dated January 17, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 23, 2024)
10.4	Employment Agreement, by and between Genvor Incorporated and Judith S. Miller, dated January 17, 2024 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 23, 2024)
10.5	Science Advisor Agreement, by and between Genvor Incorporated and Jesse Jaynes, dated January 16, 2024 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 23, 2024)
10.6	Science Advisor Agreement, by and between Genvor Incorporated and Clayton Yates, dated January 16, 2024 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on January 23, 2024)
10.7	Indemnification Agreement, by and between Genvor Incorporated and Chad Pawlak, dated January 17, 2024 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on January 23, 2024)
10.8	Indemnification Agreement, by and between Genvor Incorporated and Judith S. Miller, dated January 17, 2024 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on January 23, 2024)
10.9	Indemnification Agreement, by and between Genvor Incorporated and Jesse Jaynes, dated January 17, 2024 (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on January 23, 2024)
10.10	Indemnification Agreement, by and between Genvor Incorporated and Clayton Yates, dated January 17, 2024 (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on January 23, 2024)
31.1 **	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 **	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
32.2**	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
101.INS***	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH***	Inline XBRL Taxonomy Extension Schema Document.
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

GENVOR INCORPORATED

By: /s/ Chad Pawlak
Dated: February 12, 2026	Name: Chad Pawlak
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Chad Pawlak
Dated: February 12, 2026	Name: Chad Pawlak
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)