Form 10-Q/A
period 2025-12-31
Genvor Inc
filed 2026-03-13
CIK 1792941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of the registrant’s shares of common stock outstanding was 34,434,938 as of February 11, 2026

EXPLANATORY NOTE

Genvor Incorporated (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (Amendment No. 1”) to correct two typographical check box errors on the cover page of its Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2025, originally filed on February 12, 2026 (the “Quarterly Report”). This Amendment No. 1 does not reflect events that may have occurred subsequent to the original Quarterly Report filing date, and does not modify or update any related or other disclosures, including forward-looking statements, made in the Quarterly Report except (i) as set forth above, and (ii) that Amendment No. 1 includes updated certification exhibits. Accordingly, this Amendment No. 1 should be read in conjunction with the Quarterly Report.

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

GENVOR INCORPORATED

By: /s/ Chad Pawlak
Dated: March 13, 2026	Name: Chad Pawlak
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Chad Pawlak
Dated: March 13, 2026	Name: Chad Pawlak
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)