Form 10-Q
period 2026-03-31
Genvor Inc
filed 2026-05-13
CIK 1792941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The number of the registrant’s shares of common stock issued and outstanding was 36,210,120 as of May 11, 2026.

GENVOR INCORPORATED

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “believes,” “will,” “expects,” “anticipates,” “estimates,” “predicts,” “potential,” “continues” “intends,” “plans” and “would” or the negative of these terms or other comparable terminology. For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Genvor Incorporated

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2026	2025
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$94,808	$37,231
Prepaid expense	81,954	8,591

Total Current Assets	176,762	45,822

Total Assets	$176,762	$45,822

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible note payable, net	$—	$20,000
Financing liability	31,601	—
Accrued interest	83,400	57,026
Accounts payable and accrued expenses	116,641	366,899
Accrued compensation and related expenses	703,328	781,392
Advances from related parties	84,137	84,137
SBA loan	48,750	48,750

Total Current Liabilities	1,067,857	1,358,204

Total Liabilities	1,067,857	1,358,204

Commitments and Contingencies (Note 6)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; Series A Preferred Stock, 10 shares authorized; 6 shares issued and outstanding at March 31, 2026 and September 30, 2025	—	—
Series B Preferred Stock, 2,500,000 shares authorized; 1,910,536 and 2,060,536 shares issued and 1,408,024 and 1,558,024 shares outstanding at March 31, 2026 and September 30, 2025, respectively	1,911	2,061
Common stock, $0.001 par value; 300,000,000 shares authorized; 35,954,787 and 34,430,605 shares issued and outstanding at March 31, 2026 and September 30, 2025, respectively	35,707	29,927
Additional paid-in capital	26,570,440	25,148,936
Less: series B preferred stock held in treasury, at cost; 502,512 shares at March 31, 2026 and September 30, 2025	(300,000)	(300,000)
Accumulated deficit	(27,199,153)	(26,193,306)

Total Stockholders' Deficit	(891,095)	(1,312,382)

Total Liabilities and Stockholders' Deficit	$176,762	$45,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
Research and development expenses	57,228	54,812	114,375	118,236
Advertising and marketing expenses	20,350	—	26,792	3,758
Professional fees	55,778	8,462	246,960	20,080
Compensation and related benefits	253,361	189,390	526,346	5,098,594
Other general and administrative expenses	20,775	23,392	55,674	32,802

Total Operating Expenses	407,492	276,056	970,147	5,273,470

LOSS FROM OPERATIONS	(407,492)	(276,056)	(970,147)	(5,273,470)

OTHER EXPENSES
Interest expense	(14,318)	(22,927)	(29,343)	(26,764)
Other expense	(7,757)	—	(6,357)	—
Total Other Expenses, net	(22,075)	(22,927)	(35,700)	(26,764)

LOSS BEFORE INCOME TAXES	(429,567)	(298,983)	(1,005,847)	(5,300,234)

INCOME TAXES	—	—	—	—

NET LOSS	$(429,567)	(298,983)	(1,005,847)	$(5,300,234)

NET LOSS PER COMMON SHARE:
Basic and diluted	(0.01)	(0.01)	(0.03)	$(0.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	33,896,136	24,904,608	33,811,844	22,761,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended March 31, 2026 and 2025

(unaudited)

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number		Number		Number		Additional	Series B Preferred Stock Number			Total
	of		of		of		Paid-in	of		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance, September 30, 2024	6	$—	2,060,536	$2,061	20,029,608	$20,030	$19,168,044	(502,512)	$(300,000)	$(20,604,265)	$(1,714,130)
Issuance of common stock for services	—	—	—	—	4,875,000	4,875	4,870,125	—	—	—	4,875,000
Net loss	—	—	—	—	—	—	—	—	—	(5,001,251)	(5,001,251)
Balance, December 31, 2024	6	$—	2,060,536	2,061	24,904,608	24,905	24,038,169	(502,512)	(300,000)	(25,605,516)	(1,840,381)
Issuance of common stock for services	—	—	—	—	250,000	250	62,250	—	—	—	62,500
Net loss	—	—	—	—	—	—	—	—	—	(298,983)	(298,983)
Balance, March 31, 2025	6	$—	2,060,536	$2,061	25,154,608	$25,155	$24,100,419	(502,512)	$(300,000)	$(25,904,499)	$(2,076,864)

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock			Treasury Stock
	Number		Number		Number		Additional	Series B Preferred Stock Number			Total
	of		of		of		Paid-in	of		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance, September 30, 2025	6	$—	2,060,536	$2,061	30,175,763	$29,927	$25,148,936	(502,512)	$(300,000)	$(26,193,306)	$(1,312,382)
Issuance of common stock for conversion of Series B preferred stock	—	—	(150,000)	(150)	1,500,000	1,500	(1,350)	—	—	—	—
Issuance of common stock for cash	—	—	—	—	520,000	520	259,480	—	—	—	260,000
Issuance of common stock for warrant exercises	—	—	—	—	1,440,000	1,440	(1,440)	—	—	—	—
Issuance of common stock for services	—	—	—	—	225,000	225	109,775	—	—	—	110,000
Issuance of common stock for accrued services	—	—	—	—	505,000	505	125,745	—	—	—	126,250
Issuance of common stock for conversion of accrued compensation	—	—	—	—	124,000	124	185,876	—	—	—	186,000
Issuance of common stock for compensation	—	—	—	—	250,000	250	124,750	—	—	—	125,000
Issuance of common stock for conversion of note payable and accrued interest	—	—	—	—	22,092	22	22,070	—	—	—	22,092
Cancellation of common stock due to legal settlement					(331,250)	(331)	331	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(576,280)	(576,280)
Balance, December 31, 2025	6	—	1,910,536	1,911	34,430,605	34,182	25,974,173	(502,512)	(300,000)	(26,769,586)	(1,059,320)
Issuance of common stock for cash, including pre-funded warrant	—	—	—	—	1,066,666	1,067	404,266	—	—	—	405,333
Issuance of common stock for services	—	—	—	—	21,000	21	9,226	—	—	—	9,247
Issuance of common stock for compensation	—	—	—	—	250,000	250	104,750	—	—	—	105,000
Issuance of common stock for settlement of accounts payable	—	—	—	—	186,516	187	78,025	—	—	—	78,212
Net loss	—	—	—	—	—	—	—	—	—	(429,567)	(429,567)
Balance, March 31, 2026	6	$—	1,910,536	$1,911	35,954,787	$35,707	$26,570,440	(502,512)	$(300,000)	$(27,199,153)	$(891,095)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

Condensed Consolidated Statements of Cash Flow

For the Six Months Ended March 31, 2026 and 2025

(unaudited)

	2026	2025
Cash flows from operating activities:
Net loss	$(1,005,847)	$(5,300,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	916
Stock-based compensation	230,000	4,800,000
Loss on settlement of accounts payable with shares of common stock	22,257	—
Common stock issued for services	119,247	—
Amortization of debt discount	—	6,666
Changes in assets and liabilities:
Prepaid expenses	(28,219)	13,891
Accrued interest	28,466	20,043
Accounts payable and accrued expenses	(68,053)	18,121
Accrued compensation and related expenses	107,936	368,022
Net cash used in operating activities	(594,213)	(72,575)

Cash flows from financing activities:
Advances from related parties	—	72,843
Payments on financing liability	(13,543)	—
Proceeds from sale of common stock	665,333	—
Net cash provided by financing activities	651,790	72,843

Net increase in cash	57,577	268

Cash at beginning of period	37,231	373

Cash at end of period	$94,808	$641
Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Accrued compensation settled with common stock	$186,000	$—
Conversion of note payable and accrued interest to shares of common stock	$22,092	$—
Accrued liabilities settled with shares of common stock	$126,250	$137,500
Cancellation of shares of common stock due to legal settlement	$331	$—
Conversion of series B preferred stock to shares of common stock	$150	$—
Shares of common stock issued for warrant exercises	$1,440	$—
Prepaid insurance premium financing liability	$45,144	$—
Accounts payable settled with shares of common stock	$55,955	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Company Background

Genvor Incorporated was incorporated in Florida on September 26, 2018, as “Allure Worldwide, Inc.,” and as of November 18, 2019, redomiciled to Nevada. On June 24, 2022, the Company changed its name from “Allure Worldwide, Inc.” to “Genvor Incorporated.”

The Company was originally formed with the intention of seeking to acquire the assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. On January 11, 2021, the Company entered into an Exchange Agreement with Genvor Inc., a Delaware corporation (“Old Genvor”) to acquire Old Genvor (the “Acquisition”). On March 2, 2022, the Company and Old Genvor entered into a merger agreement to consummate the Acquisition, and pursuant to which a wholly-owned subsidiary of the Company, Genvor Acquisition Corp., a Delaware corporation (“Merger Subsidiary”), merged with and into Old Genvor, with each share of Old Genvor common stock outstanding immediately prior to the time of the Acquisition automatically converted into the right to receive one share of common stock of the Company.

On May 27, 2022, the Acquisition closed, whereby Merger Subsidiary merged with and into Old Genvor. As a result of the closing of the Acquisition, each share of Old Genvor was exchanged for one share of Company common stock resulting in the issuance of an aggregate of 35,261,871 shares of Company common stock to Old Genvor’s pre-merger shareholders. The Acquisition resulted in change of control of the Company, and Old Genvor became a wholly-owned subsidiary of the Company. As a result of the Acquisition, the Company had 55,261,871 issued and outstanding common shares upon the closing of the Acquisition. Subsequently and in connection with the Acquisition, the Company’s original founding shareholders cancelled an aggregate of 18,144,112 shares of Company common stock.

The Company’s wholly-owned subsidiary, Genvor Inc., was incorporated under the laws of the State of Delaware on April 4, 2019, as “Nexion Biosciences Inc.,” and on January 22, 2020, its name was changed to “Genvor Inc.”

During May 2019, Genvor Inc. acquired Nexion Biosciences LLC (“NBLLC”) from its founder for nominal consideration. NBLLC was formed in the State of Delaware on December 28, 2018.

Genvor, through its wholly-owned subsidiary, Genvor Inc., is pioneering the development and commercialization of AI-accelerated peptide technology to address critical challenges across two markets: agricultural biologicals and human health and wellness. Management believes Genvor’s proprietary AI BioCypher platform along with its patented peptides represent a transformative approach to sustainable crop protection and performance enhancement and a scalable foundation for direct-to-consumer health and wellness products across high-growth categories.

Basis of Presentation and Principles of Consolidation

These interim-condensed consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s condensed consolidated financial statements include the accounts of Genvor Incorporated, Old Genvor and its wholly owned subsidiary NBLLC. All intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025 filed with the SEC on December 10, 2025.

Liquidity and Going Concern

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2026, the Company had cash of $94,808.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2026, as reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit of $891,095. At March 31, 2026, the Company had an accumulated deficit of $27,199,153. For the six months ended March 31, 2026, the Company recognized a net loss of $1,005,847 and used cash in operating activities of $594,213, with no revenues earned, and limited operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management evaluated the Company’s ability to continue as a going concern for one year from the date the financial statements are issued. While the Company is currently developing its products and technologies, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of additional public and/or private offerings of its stock but such capital cannot be assured. Management believes that the actions presently being taken to further implement its business plan, develop its products and technologies, and generate revenues should provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds in the future, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate cash flows from financing activities or operating activities.

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

Significant estimates during the three and six months ended March 31, 2026 and 2025 include the valuation of deferred tax assets and the associated valuation allowances, and the valuation of stock-based compensation.

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at March 31, 2026 and September 30, 2025.

The Company maintains its cash on deposits with bank and financial institution within the United States that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At March 31, 2026 and September 30, 2025, the Company’s cash balances were not in excess of the federally-insured limits.

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

Advertising and Marketing Costs

All costs related to advertising and marketing are expensed as incurred. For the three and six months ended March 31, 2026 and 2025, advertising and marketing costs amounted to $20,350 and $0 and $26,792 and $3,758, respectively.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of professional service costs associated with the development of plant-based defense technology products. For the three and six months ended March 31, 2026, and 2025, the Company incurred $57,228 and $54,812 and $114,375 and $118,236 in research and development expenses, respectively.

Stock-based Compensation

The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all share-based awards, including stock warrants and stock grants, based on estimated grant-date fair values. The Company measures employee and non-employee awards at the date of grant, which generally is the date at which the Company and the non-employee reach a mutual understanding of the key terms and conditions of a share-based payment award.

The Company uses the straight-line attribution method to allocate compensation cost to reporting periods over the requisite service period during which the employee or non-employee is required to provide services in exchange for the award. The Company has elected to account for forfeitures of awards as they occur, with previously recognized compensation reversed in the period that the awards are forfeited.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Warrants to purchase common stock	—	3,650,000	—	3,650,000
Series A convertible preferred stock	6	6	6	6
Series B convertible preferred stock	14,080,240	15,580,240	14,080,240	15,580,240
Convertible notes	—	20,000	—	20,000
Total potentially dilutive securities	14,080,246	19,250,246	14,080,246	19,250,246

Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters. Liabilities for such contingencies are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Segment Reporting

The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and is mainly organized by products. During the six months ended March 31, 2026 and 2025, the Company was organized into one strategic business unit. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and assess performance. The Company’s Chief Executive Officer (“CEO”) is its CODM.

Recent Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. Effective October 1, 2025, the Company adopted ASU 2023-09 which did not have an impact on its unaudited condensed consolidated financial condition, results of operations, cash flows or disclosures.

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

The convertible note payable and unamortized debt discount as of March 31, 2026 and September 30, 2025 was as follows:

	March 31, 2026	September 30, 2025
Principal amount	$—	$20,000
Less: unamortized debt discount	—	—
Convertible note payable, net	$—	$20,000

For the three and six months ended March 31, 2026 and 2025, amortization of debt discount related to this convertible note payable amounted to $0 and $3,333 and $0 and $6,666, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations.

Notes Payable

On May 15, 2025, the Company and Brent Lilienthal entered into a settlement agreement, pursuant to which, the Company settled $217,000 debt owed by the issuance of 120,000 shares of common stock of the Company. As of March 31, 2026 and September 30, 2025, no amounts were owed to Brent Lilienthal.

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

Interest expense related to convertible note payable and notes payable totaled $0 and $3,833 and $0 and $7,663 for the three and six months ended March 31, 2026 and 2025, respectively.

Commercial Loan

On April 9, 2020, the Company received a loan from the Small Business Administration pursuant to the Paycheck Protection Program (“PPP”) in the principal amount of $48,750. The note bears interest at a variable rate of approximately 1% and matured in April 2022. The Company applied for loan forgiveness, and the Company is waiting on confirmation that the loan has been forgiven.

Financed liability

During the three months ended March 31, 2026, we entered into a financing agreement to finance $45,144 of insurance premiums due on various policies. The financed amount is due in fixed monthly payments of $4,807 for a period of eight months and bears interest at 13.9%. The balance of $31,602 remaining on this financing liability has been presented within current liabilities on the accompanying condensed consolidated balance sheets as of March 31, 2026.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a $0.001 par value.

Series A Preferred Stock

On August 10, 2022, the Company designated 10 shares of its preferred stock as Series A Preferred Stock (“Series A”). Each share of Series A entitles the holder to 10,000,000 votes on all matters submitted to a vote of the stockholders of the Corporation. When and as any dividend or distribution is declared or paid by the Company on the common stock, the Series A holders are entitled to participate in such dividend or distribution. Each Series A share is convertible, at the option of the holder, into one share of fully paid and non-assessable common stock. Upon any liquidation, dissolution, or winding-up of the Company, the Series A holders are entitled to receive out the assets of the Company, for each share of Series A, an amount equal to par value before any distribution or payment shall be made to the holder of any junior securities (including common stock and all other equity or equity equivalent securities of the Company).

As of both March 31, 2026, and September 30, 2025, there were 6 shares of Series A issued and outstanding.

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

On September 28, 2023, Mr. White, our former CEO and the LASB Family Trust returned to the Company for cancellation of 502,512 shares of Series B; however, the shares have not been canceled and are being held in treasury stock.

During the six months ending March 31, 2026, PJ Advisory Group converted their Series B into 1,500,000 shares of common stock.

As of March 31, 2026 and September 30, 2025, there are 1,910,536 and 2,060,536 Series B issued and 1,408,024 and 1,558,024 Series B outstanding, respectively.

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock with a $0.001 par value. All common stock shares are non-assessable and have one vote per share.

During the six months ended March 31, 2026 and 2025, the Company issued the following shares of common stock:

Common stock for conversion of Series B

During the six months ending March 31, 2026, the Company issued 1,500,000 shares of its common stock for the conversion of 150,000 shares of Series B.

Common stock issued for cash

During the six months ending March 31, 2026, the Company issued 1,586,666 shares of its common stock and received cash proceeds of $665,333, which includes the exercise a 533,333 pre-funded warrant with an exercise price of $0.01. The common stock shares were sold for an average price per share of $0.42 per share.

Common stock for warrant exercises

During the six months ending March 31, 2026, the Company issued 1,440,000 shares of its common stock for warrant exercises.

Common stock for services

During the six months ending March 31, 2026, the Company issued 246,000 shares of its common stock for $119,247 of consulting services pursuant to consulting agreements which have been reflected within professional fees on the accompanying unaudited condensed consolidated statements of operations.

Common stock for accrued services

During the six months ending March 31, 2026, the Company issued 505,000 shares of its common stock for $126,250 of consulting services provided that were accrued for as of September 30, 2025.

Common stock for conversion of accrued compensation

During the six months ending March 31, 2026, the Company issued 124,000 shares of its common stock for the conversion of $186,000 of accrued compensation owed to one of its board of directors and scientific advisor.

Common stock for compensation

During the six months ended March 31, 2026, the Company issued its current CEO 500,000 shares of common stock pursuant to an employment agreement which provides the CEO with 250,000 shares of common stock each calendar quarter as compensation (see Note 6). During the six months ended March 31, 2026, the Company recognized stock-based compensation expense on the issued shares of $230,000 based on the current price being paid for shares of common stock.

During the six months ended March 31, 2025, the Company issued an aggregate of 5,125,000 shares of its common stock to its CEO for services rendered. These shares were valued at $4,937,500 using the most recent common stock sales on the date of grant, and the Company recorded stock-based compensation expense of $62,500 and $4,800,000 for the three and six months ended March 31, 2025, respectively, and reduced accrued compensation by $137,500 that had been accrued as of September 30, 2024 related to shares of common stock that had vested for services but were not issued.

Common stock for conversion of note payable and accrued interest

During the six months ending March 31, 2026, the Company issued 22,092 shares of its common stock for the conversion of a note payable and accrued interest totaling $22,092 (see Note 3).

Cancellation of common stock due to legal settlement

During the six months ending March 31, 2026, pursuant to a legal settlement (see Note 6), the Company cancelled 331,250 shares of its common stock.

Common stock for settlement of accounts payable

During the six months ending March 31, 2026, the Company issued 186,516 shares of its common stock with an estimated fair value of $78,212 based on recent sales of common stock for the settlement of accounts payable totaling $55,955. During the three months ended March 31, 2026, the Company recognized a loss on the settlement of the accounts balance of $22,257 which is included in other expenses on the condensed consolidated statement of operations.

Warrants

Common stock warrants activity for the three and six months ended March 31, 2026 was as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding and exercisable at October 1, 2025	3,150,000	$0.01	0.57
Exercised	(1,440,000)	0.01	—
Outstanding and exercisable at December 31, 2025	1,710,000	0.001	0.32
Granted	—	—	—
Expired	(1,710,000)	0.001	—
Outstanding and exercisable at March 31, 2026	—	—	—

No cash proceeds were received upon the warrants being exercised.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accrued Compensation

The Company has employment agreements with its CEO and two scientific advisors (see Note 6).

Effective January 1, 2025, an amendment to the CEO’s employment agreement was executed and amended the following provisions: (i) annual salary was increased from $300,000 to $350,000, (ii) a guaranteed calendar year bonus equal to 30% of his annual salary was established versus milestone-based bonuses, and (iii) the CEO now receives 500,000 shares of common stock every six months (issued as 250,000 per calendar quarter) that he remains with the Company.

 Effective January 1, 2025, the scientific advisors aggregate monthly compensation was increased to $17,500 from $10,000.

Any accrued compensation amounts earn interest at 8%. The CEO and scientific advisors can convert any accrued compensation into shares of common stock at a conversion rate equal to the fair market value on the date of conversion (see Note 6).

As of March 31, 2026 and September 30, 2025, the Company owed its former chief business officer and interim chief financial officer, Judith Miller, $38,904 primarily from accrued compensation.

As of March 31, 2026 and September 30, 2025, accrued compensation and related expenses owed to these individuals totaled $703,328 and $781,392, respectively.

Advances from Related Parties

The Company’s CEO and scientific advisors make working capital advances as needed which bear interest at 8% per annum and are short-term in nature, unsecured and repayable on demand. During the six months ended March 31, 2026 and 2025, the Company received $0 and $72,843 of advances from these related parties. As of March 31, 2026 and September 30, 2025, advances owed to the scientific advisors for these advances totaled $84,137. As of March 31, 2026 and September 30, 2025, there are no advances outstanding received from the CEO.

Accrued Interest

The accrued compensation and advances received from the CEO and two scientific advisors, collectively referred to as the “employees” bear interest at 8%. As of March 31, 2026 and September 30, 2025, accrued interest due these employees was $83,400 and $57,026, which is included in accrued interest on the unaudited condensed consolidated balance sheets. During the three and six months ended March 31, 2026, interest expense amounted to $13,440 and, $28,586, respectively, which is included in interest expense on the condensed unaudited consolidated statements of operations. During the three and six months ended March 31, 2025, interest expense related to these advances was not significant.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations except as noted.

On February 7, 2024, the Company filed suit against Justin Kimbrough and Prosperity Consultants, LLC, in the 14th Judicial District Court for Dallas County, Texas (case no. DC-24-02022), alleging fraud, conversion, unjust enrichment and other causes of action arising from the defendants’ improper receipt of shares of Company common stock under agreements which required the defendants to provide services to the Company and which services the defendants ultimately never provided. The Company is seeking monetary damages and for a constructive trust to be imposed on defendants’ shares of Company common stock and for them to be returned to the Company. The Company and Mr. Kimbrough settled the claims in dispute during the year ended September 30, 2025, which required Mr. Kimbrough to return a portion of his shares of common stock to the Company. The Company and Mr. Kimbrough are currently working on executing upon the settlement terms before dismissal. On October 22, 2025, 331,250 shares of common stock held by Mr. Kimbough were cancelled pursuant to the terms of a legal settlement reached with Mr. Kimbough (see Note 4).

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

Employment Agreements

On January 17, 2024, Ms. Miller resigned as the Company’s Interim Chief Executive Officer and was appointed as a member of the Company’s Board of Directors, as the Chief Business Officer of the Company, and as the Interim Chief Financial Officer of the Company. Pursuant to the Miller Employment Agreement, which superseded Ms. Miller’s prior Executive Consulting Agreement with the Company dated June 20, 2023, Ms. Miller acted as Chief Business Officer and Interim Chief Financial Officer of the Company until the agreement was terminated in accordance with its terms, and Ms. Miller was to be compensated as follows: (i) a base salary of $180,000 per year; (ii) 25,000 shares of Company common stock per month for a period of one year; (iii) an additional equity award of 250,000 shares of Company common stock upon the Company receiving the results of the scientific studies conducted by Southern Gardens/US Sugar for further use by the Company; (iv) an additional equity award of 50,000 shares of Company common stock upon the Company raising each tranche $1,000,000 up to an aggregate of $10,000,000; (v) an additional equity award of 50,000 shares of Company common stock upon the Company raising $2,500,000; (vi)an additional equity award of 100,000 shares of Company common stock upon the Company raising $6,000,000, and (vii) an additional equity award of 100,000 shares of Company common stock upon the Company raising $10,000,000. This agreement was terminated in May 2024 (see Note 5 for amounts owed and outstanding under this agreement).

On January 17, 2024, the Company executed an advisor agreement with Dr. Jesse Jaynes, a director of the Company (the “Jaynes Advisor Agreement”). Dr. Jaynes will be compensated as follows: (i) Dr. Jaynes will be paid a $50,000 signing bonus which has been accrued as of March 31, 2026 and September 30, 2025 (see Note 4); (ii) Dr. Jaynes was to be paid $5,000 per month (increased to $9,167 effective January 1, 2025); (iii) Dr. Jaynes will be paid $100,000 and 25,000 shares of Company common stock upon the completion of formulation and production of a peptide topical spray (biological fungicide) that is effective in its utilization of AMPs treating plant disease, for any of the identified spectrums of crops that are targeted by the Company; (iv) Dr. Jaynes will be paid $100,000 and 25,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by United States, such as the United States Environmental Protection Agency (the EPA), the United States Department of Agriculture (the USDA), and/or the United States Food and Drug Administration (the FDA), for the commercialization of the topical spray; (v) Dr. Jaynes will be paid $100,000 and 25,000 shares of Company common stock upon the commercial sale of a minimum of $10,000,000 of the topical spray; and (vi) Dr. Jaynes will be paid $100,000 and 25,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by the United States, such as the EPA, USDA, and/or the FDA, for the commercialization of the first seed trait based upon the Company’s patents and targeted spectrums of crops. As of March 31, 2026, the milestones have not yet been met; therefore, the milestone-based compensation in the form of cash and shares of common stock has not been paid or issued.

On January 17, 2024, the Company executed an advisor agreement with Dr. Clayton Yates, a director of the Company (the “Yates Advisor Agreement”). Dr. Yates will be compensated as follows: (i) Dr. Yates will be paid a $50,000 signing bonus which has been accrued as of March 31, 2026 and September 30, 2025 (see Note 4); (ii) Dr. Yates was paid $5,000 per month (increased to $8,333 effective January 1, 2025); (iii) Dr. Yates will be paid $100,000 and 25,000 shares of Company common stock upon the completion of formulation and production of a peptide topical spray (biological fungicide) that is effective in its utilization of AMPs treating plant disease, for any of the identified spectrums of crops that are targeted by the Company; (iv) Dr. Yates will be paid $100,000 and 25,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by United States, such as the EPA, USDA, and/or FDA, for the commercialization of the topical spray; (v) Dr. Yates will be paid $100,000 and issued 25,000 shares of Company common stock upon the commercial sale of a minimum of $10,000,000 of the topical spray; and (vi) Dr. Yates will be paid $100,000 and 25,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by the United States, such as the EPA, USDA, and/or the FDA, for the commercialization of the first seed trait based upon the Company’s patents and targeted spectrums of crops. As of March 31, 2026, the milestones have not yet been met; therefore, the milestone-based compensation in the form of cash and shares of common stock has not been paid or issued.

On January 17, 2024, the Company appointed Chad Pawlak as Chief Executive Officer (“CEO”) of the Company and executed an Employment Agreement with Mr. Pawlak (the “Original Agreement”). Effective January 1, 2025, an amendment to the CEO’s Original Agreement was executed and amended the following provisions: (i) annual salary was increased from $300,000 to $350,000, (ii) a guaranteed calendar year bonus equal to 30% of his annual salary was established and milestone-based bonuses from the Original Agreement were removed, and (iii) the CEO now receives 500,000 shares of common stock every six months (issued as 250,000 per calendar quarter) that he remains with the Company and the common stock grants from the Original Agreement were removed in their entirety. On December 20, 2024, the board of directors approved the issuance of 5,000,000 shares to Mr. Pawlak under the original terms of his Employment Agreement for services rendered (see Note 4). As was contemplated by the board at the time of the approval of such share issuance, the shares of our common stock were actually issued to Mr. Pawlak in May 2025 through the Company’s stock transfer agent.

Refer to Note 5 for disclosure of amounts outstanding and due under these employment agreements as of March 31, 2026.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Shares of Common Stock Issued for Services

Two services providers received an aggregate of 5,333 shares of common stock for services rendered. The shares have an estimated fair value of $2,290 based on recent sales of common stock.

Execution of a Securities Purchase Agreement and Advisory Agreement

Effective April 16, 2026, the Company entered into a securities purchase agreement (the “SPA”) with Evergreen Capital Management LLC (“Evergreen”), pursuant to which the Company sold, and Evergreen purchased, (i) a convertible promissory note in the aggregate principal amount of up to $800,000 (the “Note”), and (ii) warrants to purchase up to 600,000 shares of Company common stock (the “Warrants”), for an aggregate purchase price of up to $666,668 (the “Purchase Price”). The Purchase Price is to be paid in four tranches of $166,667 (each, a “Tranche”), with the first Tranche paid at the initial closing of the transaction, and the remaining three Tranches paid to the Company upon (i) the Company’s filing of a registration statement on Form S-1 registering for resale shares of Company common stock issuable upon conversion of the Note, and (ii) receiving comments from the SEC on that registration statement. Evergreen shall retain $10,000 from each Tranche to cover its legal fees and closing costs. The first Tranche was funded on April 16, 2026, and on that date, the Note and Warrants were issued to Evergreen.

The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. For each Tranche funded, the Note principal shall consist of $200,000 (up to an aggregate of $800,000 if all four Tranches are funded to the Company). The Note matures upon the earlier of (i) 9 months following the Issue Date set forth in the Note (April 15, 2026), or (ii) the listing of the Company’s common stock on a national securities exchange (an “Exchange Listing”), such as The Nasdaq Capital Market. The Note accrues interest at 10% per annum and is convertible into shares of the Company’s common stock at $1.00 per share, or 80% of the lowest volume-weighted average price during the 5 trading days preceding conversion upon the occurrence of any event of default; provided, however, that the holder may not convert the Note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The Warrants only entitle the holder to purchase up to 300,000 shares initially, and upon the funding of the second Tranche, entitle the holder to purchase up to an additional 300,000 shares. The Warrants have a 5-year term, are exercisable on a cashless basis, and have an initial exercise price of $1.00, subject to adjustment so that the exercise price under the Warrants equals the applicable conversion price under the Note.

On April 16, 2026, the Company also entered into an Advisory Agreement (the “Advisory Agreement”) with Brio Advisory Group (the “Consultant”), pursuant to which the Consultant will provide the Company advisory services included, but not limited to, in connection with strategic initiatives, capitalization, financial and other planning, due diligence, financing efforts, and the Company will issue to the Consultant shares of preferred stock which will be valued as follows: (i) $300,000 per tranche ($1,200,000 in the aggregate if all four tranches of funding under the Note are funded to the Company) at the time of the Exchange Listing, or (ii) if there is no Exchange Listing within one year of the date of the Advisory Agreement, that will convert into $300,000 of Company common stock per tranche based on the 5-day average closing price at such time, but in no event at less than $1.00 per share.

Designation of Series C Preferred Stock

On May 4, 2026, the Company’s Board of Directors approved the designation of 4 shares of its authorized preferred stock as Series C Preferred Stock with a par value of $0.001 per share (the “Series C”). Each share of Series C carries one vote. The designation was filed to effect the issuance of preferred stock to the Consultant as required by the Advisory Agreement described above.

The Series C are convertible, at the option of the holder, into shares of common stock at the following conversion rates: (i) if the common stock has been listed for trading on The Nasdaq Capital Market, the NYSE American, or another equivalent national securities exchange by April 14, 2027, the Series C will convert at a rate of $300,000 divided by the official closing price of the Company’s common stock reported by the Nasdaq Capital Market or the Over-the-Counter markets (if the common stock has not been listed with a national securities exchange), or (ii) if the Company’s common stock is not listed on a national securities exchange within one year of the date of the Advisory Agreement, the Series C will be convertible into common stock at $300,000 per tranche based on the 5-day average closing price at such time, but in no event at less than $1.00 per share.

The Company filed the certification of designation with the State of Neveda on May 5, 2026 and issued 1 share of Series C to Brio Advisory Group LLC on May 8, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below.

Business Overview

Genvor, through its wholly-owned subsidiary, Genvor Inc., is pioneering the development and commercialization of AI-accelerated peptide technology to address critical challenges across two markets: agricultural biologicals and human health and wellness. Management believes Genvor’s proprietary AI-accelerated-BioCypher platform  along with its patented peptides represent a transformative approach to sustainable crop protection and performance enhancement, targeting the estimated $220 billion in annual global crop losses attributed to plant diseases, pests, and environmental stressors according to UN Food and Agriculture Organization, and a scalable foundation for direct-to-consumer health and wellness products across high-growth categories.

The Company’s BioCypher platform encompasses multiple classes of engineered peptides designed to address distinct agricultural and human health and wellness challenges.

Agriculture

With respect to agriculture, antimicrobial peptides (“AMPs”) are intended to provide broad-spectrum protection against fungal, bacterial, and viral pathogens that threaten crop productivity worldwide while nutritionally enhanced peptides (“NEPs”) are intended to optimize nutrient uptake and utilization, thereby improving crop yields and quality while reducing fertilizer inputs. The Company is also advancing crop-enhancing peptides (“CEPs”) that are intended to improve stress tolerance and plant vigor, as well as insecticidal peptides that are intended to offer targeted pest control without the environmental persistence associated with synthetic chemicals.

These peptide technologies are distinguished by their multiple modes of action and biodegradability, which are intended to significantly reduce the risk of resistance development that increasingly limits the effectiveness of conventional chemical pesticides. The Company’s solutions are intended to meet stringent regulatory requirements for residue-free agricultural products while maintaining or exceeding the efficacy standards of traditional crop protection methods. Management believes this positions Genvor to capture value in both conventional and organic agricultural markets as global regulations continue to restrict chemical pesticide usage and consumers increasingly demand sustainably produced food.

The Company’s strategic vision extends beyond crop protection to encompass the broader agricultural value chain as Genvor is actively developing applications for its peptide portfolio in animal health and nutrition, where NEPs demonstrate potential to improve feed conversion efficiency, enhance gut health, and reduce antibiotic usage in livestock and aquaculture production systems. These cross-sector applications leverage the same BioCypher platform and AI-generated peptides that underpin Genvor’s agricultural and human health and wellness businesses, creating multiple pathways for potential value creation and commercial deployment.

Recent Developments

Effective April 16, 2026, the Company entered into a securities purchase agreement (the “SPA”) with Evergreen Capital Management LLC (“Evergreen”), pursuant to which the Company sold, and Evergreen purchased, (i) a convertible promissory note in the aggregate principal amount of up to $800,000 (the “Note”), and (ii) warrants to purchase up to 600,000 shares of Company common stock (the “Warrants”), for an aggregate purchase price of up to $666,668 (the “Purchase Price”). The Purchase Price is to be paid in four tranches of $166,667 (each, a “Tranche”), with the first Tranche paid at the initial closing of the transaction, and the remaining three Tranches paid to the Company upon (i) the Company’s filing of a registration statement on Form S-1 registering for resale shares of Company common stock issuable upon conversion of the Note, and (ii) receiving comments from the SEC on that registration statement. Evergreen shall retain $10,000 from each Tranche to cover its legal fees and closing costs. The first Tranche was funded on April 16, 2026, and on that date, the Note and Warrants were issued to Evergreen.

For each Tranche funded under the Note to the Company, the Note principal shall consist of $200,000 (up to an aggregate of $800,000 if all four Tranches are funded to the Company). The Note matures upon the earlier of (i) 9 months following the Issue Date set forth in the Note (April 15, 2026), or (ii) the listing of the Company’s common stock on a national securities exchange (an “Exchange Listing”). The Note accrues interest at 10% per annum and is convertible into shares of the Company’s common stock at $1.00 per share, or 80% of the lowest volume-weighted average price during the five trading days preceding conversion upon the occurrence of any event of default; provided, however, that the holder may not convert the Note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The Warrants only entitle the holder to purchase up to 300,000 shares initially, and upon the funding of the second Tranche under the Note, entitle the holder to purchase up to an additional 300,000 shares. The Warrants have a five-year term, are exercisable on a cashless basis, and have an initial exercise price of $1.00, subject to adjustment so that the exercise price under the Warrants equals the applicable conversion price under the Note.

On April 14, 2026, the Company entered into a non-binding Memorandum of Understanding (the “MOU”) with Canlab International™ (“Canlab”), establishing a strategic collaboration framework for the development, manufacturing, and commercialization of a portfolio of novel natural peptide candidates targeting markets that include weight management, anti-aging and longevity, tissue repair and regeneration, hair restoration, and hormonal optimization. Under the framework contemplated by the MOU, the Company would contribute peptide candidates designed using its proprietary BioCypher platform and intellectual property, and Canlab would contribute its peptide manufacturing capabilities and its established clinical distribution network, which the parties have represented includes more than 5,000 physicians and more than 500 medical spa operators. The MOU also contemplates preferred manufacturing and distribution rights for Canlab within defined channels, subject to performance-based conditions and future definitive agreements.

Under the MOU, the parties intend to initiate development of approximately five peptide candidates in 2026, with a roadmap to expand the pipeline to twenty or more candidates over time, subject to validation and commercial readiness. For each peptide target category, the Company anticipates potential economic participation structures for jointly commercialized products that may include target annual payments of approximately $1 million or royalty-based participation of approximately 11% on net sales. The MOU is non-binding, and the foregoing terms are illustrative of the structures the parties currently anticipate; the obligations of the parties, including any economic terms, remain subject in all respects to the negotiation and execution of definitive agreements. There can be no assurance that the parties will enter into definitive agreements on the terms described or at all, or that any peptide candidates will be successfully developed or commercialized.

Critical Accounting Policies

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these estimates and assumptions may have a material impact on the condensed consolidated financial statements and accompanying notes. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ significantly from estimates.

Significant estimates include the valuation of deferred tax assets and the associated valuation allowances, and the valuation of stock-based compensation.

Income Taxes

Income taxes are accounted for pursuant to Accounting Standards Codification (“ASC”) 740 “Accounting for Income Taxes,” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The charge for taxes is based on the results for the period as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

Stock-based Compensation

The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all share-based awards, including stock warrants and stock grants, based on estimated grant-date fair values. The Company measures employee and non-employee awards at the date of grant, which generally is the date at which the Company and the non-employee reach a mutual understanding of the key terms and conditions of a share-based payment award.

The Company uses the straight-line attribution method to allocate compensation cost to reporting periods over the requisite service period during which the employee or non-employee is required to provide services in exchange for the award. The Company has elected to account for forfeitures of awards as they occur, with previously recognized compensation reversed in the period that the awards are forfeited.

Recent Accounting Standards

For details of applicable new accounting standards, please, refer to Recent Accounting Standards in Note 2 of our condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025

Revenues

We did not earn any revenues during the three months ended March 31, 2026, and 2025.

Operating Expenses

For the three months ended March 31, 2026 and 2025 operating expenses consisted of the following:

	Three Months Ended March 31,
	2026	2025
Research and development expenses	$57,228	$54,812
Advertising and marketing expenses	20,350	—
Professional fees	55,778	8,462
Compensation and related benefits	253,361	189,390
Other general and administrative	20,775	23,392
	$407,492	$276,056

Research and Development

●	For the three months ended March 31, 2026, research and development expenses increased by $2,416 or 4.41%, compared to the three months ended March 31, 2025. The increase was primarily due to increased research projects. We expect that our research and development expenses will continue to increase as our research and development personnel received an aggregate increase in monthly salary of $7,500 effective January 1, 2025.

Advertising and Marketing Expenses

●	For the three months ended March 31, 2026, advertising and marketing expenses was $20,350, We had no advertising and marketing expenses during the three months ended March 31, 2025. The increase was primarily due to increased advertising activities by the Company.

Professional Fees

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, and other fees. For the three months ended March 31, 2026, professional fees increased by $47,316 or 559.16% as compared to the three months ended March 31, 2025, which was primarily attributable to an increase in accounting, audit and legal fees as the Company ceased compliance related filings due to cash flow constraints during the three months ended March 31, 2025.

Compensation and Related Benefits

●	For the three months ended March 31, 2026, compensation and related benefits expenses increased by $63,971, or 33.8%, as compared to the three months ended March 31, 2025. The increase was primarily attributable to an increase in stock-based compensation for the estimated fair value of shares issued to our CEO for services provided as well as the hiring of an additional employee.

Other General and Administrative Expenses

●	Other general and administrative expenses mainly consisted of OTC listing fees, office supplies, insurance expense, travel and entertainment expenses, and other miscellaneous items. For the three months ended March 31, 2026, other general and administrative expenses decreased by $2,617, or 11.19%, as compared to the three months ended March 31, 2025.

Loss from Operations

During the three months ended March 31, 2026, and 2025, the Company incurred a loss from operations of $407,492 and $276,056, respectively. The primary reason for the increase in the loss from operations is due to the increases in operating expenses we have experienced as discussed above.

Other Expenses, net

Other expense mainly includes interest expense related to our notes payable, and default penalties – late fees on a note payable.

Other expenses, net totaled $22,075 for the three months ended March 31, 2026, as compared to $22,927 for the three months ended March 31, 2025, a decrease of $852, or 3.7%, which is attributable to a decrease in interest expense with related parties of $8,609 offset by an increase in other expense of $7,757.

Income Taxes

We did not have any income taxes expense for the three months ended March 31, 2026 and 2025 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $429,567, or ($0.01) per share (basic and diluted), for the three months ended March 31, 2026, as compared to $298,983 or ($0.01) per share (basic and diluted), for the three months ended March 31, 2025, an increase of $130,584, or 43.68%.

For the Six Months Ended March 31, 2026, and 2025

Revenues

We did not earn any revenues during the six months ended March 31, 2026, and 2025.

Operating Expenses

For the six months ended March 31, 2026 and 2025 operating expenses consisted of the following:

	Six Months Ended March 31,
	2026	2025
Research and development expenses	$114,375	$118,236
Advertising and marketing expenses	26,792	3,758
Professional fees	246,960	20,080
Compensation and related benefits	526,346	5,098,594
Other general and administrative expenses	55,674	32,802
	$970,147	$5,273,470

Research and Development

●	For the six months ended March 31, 2026, research and development expenses decreased by $3,861, or 3.27%, compared to the six months ended March 31, 2025. The decrease was primarily due to the purchase of peptides and other supplies of approximately $27,000 during the six months ending March 31, 2025, that did not occur during the six months ended March 31, 2026, offset by an increase in payroll expenses of approximately $23,000 due to salary increases given to our scientific advisors effective January 1, 2025. We expect that our research and development expenses will increase in the near future as we continue to work on developing and commercializing our products.

Advertising and Marketing Expenses

●	For the six months ended March 31, 2026, advertising and marketing expenses increased by $23,034, or 612.93%, as compared to the six months ended March 31, 2025. The increase was primarily due to increased advertising activities.

Professional Fees

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, and other fees. For the six months ended March 31, 2026, professional fees increased by $226,880 or 1,129.9% as compared to the six months ended March 31, 2025, which was primarily attributable to an increase in accounting, audit and legal fees as the Company ceased compliance related filings due to cash flow constraints during the six months ended March 31, 2025 and an increase in stock-based compensation of $119,247 for professional services paid with shares of common stock during the six months ended March 31, 2026 compared to $0 stock-based compensation during the six months ended March 31, 2025.

Compensation and Related Benefits

●	For the six months ended March 31, 2026, compensation and related benefits expenses decreased by $4,572,248 or 89.68%, as compared to the six months ended March 31, 2025. This decrease was primarily due to a decrease of approximately $4,570,000 of stock-based compensation with our CEO for services provided to the Company due to the estimated fair value of the Company’s common stock declining based on recent sales of common stock.

Other General and Administrative Expenses

●	Other general and administrative expenses mainly consist of OTC listing fees, office supplies, insurance expense, travel and entertainment expenses, and other miscellaneous items. For the six months ended March 31, 2026, other general and administrative expenses increased by $22,872 or 69.73%, as compared to the six months ended March 31, 2025. The increase was mainly due to an increase in insurance expense.

Loss from Operations

During the six months ended March 31, 2026, and 2025, the Company incurred a loss from operations of $970,147 and $5,273,470, respectively. This decrease of $4,303,323 or 81.6% was primarily due to decreased stock-based compensation with our CEO of $4,570,000, offset by increases in advertising and marketing expenses, professional fees, and other general and administrative expenses as discussed above.

Other Expenses, net

Other expense mainly includes interest expense on amounts due to related parties.

Other expenses, net totaled $35,700 for the six months ended March 31, 2026, as compared to $26,764 for the six months ended March 31, 2025, an increase of $8,936, or 33.4%, which was primarily attributable increased interest expense on amount due to related parties.

Net Loss

As a result of the factors described above, our net loss was $1,005,847, or ($0.03) per share (basic and diluted), for the six months ended March 31, 2026, as compared to $5,300,234, or ($0.23) per share (basic and diluted), for the six months ended March 31, 2025, a decrease of $4,294,387, or 81.02%.

Liquidity and Capital Resources

As of March 31, 2026, we had $94,808 in cash, a working capital deficit of $891,095 and an accumulated deficit of $27,199,153. Net cash used in operating activities was $594,213 and $72,575 for the six months ended March 31, 2026 and 2025, respectively. We incurred net losses of $1,005,847 and $5,300,234 for the six months ended March 31, 2026 and 2025, respectively. We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future. We have not yet commercialized any products and have never generated any revenue from product sales.

We have a limited operating history and our continued growth is dependent upon obtaining additional financing to fund future obligations and pay liabilities arising from ordinary course business operations. In addition, the current cash balance cannot be projected to cover our operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate sufficient revenues. There are no assurances that we will be successful in our efforts to raise additional capital, implement our business plan or generate sufficient revenues to continue as a going concern. While we plan to raise capital in the future through the sale of equity or debt securities to implement our business plan, we may not be able to raise additional capital on terms acceptable to us, or at all.  If we are unable to raise capital when needed, our business, results of operations, and financial condition could be adversely affected.

Cash Flows for the Six Months Ended March 31, 2026 Compared to the Six Months Ended March 31, 2025

The following summarizes the key components of our cash flows for the six months ended March 31, 2026 and 2025:

	Six Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(594,213)	$(72,575)
Net cash provided by financing activities	651,790	72,843
Net increase in cash	$57,577	$268

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended March 31, 2026 was approximately $594,000, which primarily reflected our consolidated net loss of approximately $1,006,000, offset by the non-cash item adjustments, primarily consisting of stock-based compensation, common stock issuance for services, and loss on settlement of accounts payable with shares of common stock of approximately $372,000 and the net cash inflows from changes in operating assets and liabilities of approximately $40,000.

Net cash used in operating activities for the six months ended March 31, 2025 was approximately $73,000, which primarily reflected our consolidated net loss of approximately $5,300,000, offset by the non-cash item adjustments, primarily consisting of stock-based compensation and service expense of approximately $4,800,000 and the changes in operating assets and liabilities of $427,000, primarily consisting of an increase in accrued compensation of $368,000 and increase in accounts payable, accrued expenses and accrued interest of $38,000 due to our working capital constraints.

Cash Flows from Financing Activities

Net cash provided by financing activities was approximately $652,000 for the six months ended March 31, 2026, as compared to $73,000 for the six months ended March 31, 2025. During the six months ended March 31, 2026, our financing activities related to proceeds received from the sale of shares of common stock and pre-funded warrants of approximately $665,000, offset by payments on a finance liability of approximately $14,000 related to the financing of our insurance premiums. During the six months ended March 31, 2025, we received related party advances for working capital needs of approximately $73,000.

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

ITEM 4. CONTROLS AND PROCEDURES.

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedure that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our  principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective due to the following identified material weakness in the Company’s internal controls over financial reporting:

●	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;

●	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

●	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;

●	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

Remediation Plan

To remediate our internal control weaknesses, management intends to implement the following measures:

●	The Company intends to add a sufficient number of independent directors to the board and form an audit committee.

●	The Company intends to add sufficient knowledgeable accounting personnel to properly segregate duties and to affect a timely, accurate preparation of the financial statements.

●	Upon the hiring of additional accounting personnel, the Company intends to develop and maintain adequate written accounting policies and procedures.

We will not be able to conclude whether the actions we are taking will fully remediate the material weakness in our internal control over financial reporting until the updated controls have operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate further action.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We intend to take actions to remediate the material weakness as described above, which may result in changes in our internal control over financial reporting in periods subsequent to March 31, 2026.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. Except as set forth in the notes to our financial statements, we are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 9, 2026, the Company issued an aggregate of 5,333 shares of common stock to two different service providers for services rendered during the three-month period ended March 31, 2026.

On February 25, 2026, the Company sold 1,066,666 shares of common stock, including a pre-funded warrant with an exercise price of $0.01 per share, to a third-party investor and received cash proceeds of $405,333.

On March 3, 2026, the Company issued an aggregate of 10,667 shares of common stock to two different service providers for services rendered during the three-month period ended March 31, 2026.

On March 5, 2026, the Company issued 5,000 shares of common stock to a service provider for services rendered during the three-month period ended March 31, 2026.

On March 11, 2026, the Company issued 185,516 shares of common stock to a third-party service provider for the settlement of $55,955 of an outstanding accounts payable obligation.

On March 31, 2026, the Company issued 250,000 shares of its common stock to Chad Pawlak, the Company’s CEO, for services rendered during the three-month period ended March 31, 2026.

The offer, sale, and issuance of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS.

Exhibit	Description

3.1	Nevada Articles of Incorporation (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on July 20, 2021)

3.2	Certificate of Correction to Nevada Articles of Incorporation (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed on July 20, 2021)

3.3	Bylaws (incorporated by reference to Exhibit 3.B to our Registration Statement on Form S-1, filed on May 4, 2020)

31.1*	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2**	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS***	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

*** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVOR INCORPORATED

Date: May 13, 2026	By:	/s/ Chad Pawlak
	Name:	Chad Pawlak
	Title:	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)