Form 10-Q
period 2026-06-30
Genvor Inc
filed 2026-08-14
CIK 1792941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-56589

GENVOR INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	83-2054746
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1550 W Horizon Ridge Pkwy, Ste R #3040 Henderson, NV	89012
(Address of principal executive offices)	(Zip Code)

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

The number of the registrant’s shares of common stock issued and outstanding was 36,410,120 as of August 14, 2026.

GENVOR INCORPORATED

i

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

Any forward-looking statements in this Quarterly Report on Form 10-Q are qualified in their entirety by reference to the risks and uncertainties described in this Quarterly Report on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	risks related to our industry, including regulatory changes and competitive pressures;

●	development and commercialization of our AI-enabled BioCypher platform and targeted peptide solutions for sustainable agriculture and human health and wellness applications;

●	risks related to advancement in technologies;

●	changes in demand for peptide-based solutions in the sustainable agriculture and human health and wellness markets;

●	risks related to intellectual property, including our ability to protect intellectual property;

●	ability to retain key personnel;

●	varied, and, at times, limited trading activity for our common stock;

ii

●	volatility in our stock price;

●	our ability to continue as a going concern;

●	general business and economic conditions, such as inflationary pressures, geopolitical conditions and tariffs and other trade barriers;

●	our cash needs and financing plans;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	our competitive position; and

●	risks associated with our reliance on third-party organizations.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the SEC could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Genvor Incorporated

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2026	2025
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$196,522	$37,231
Prepaid expense	65,721	8,591

Total Current Assets	262,243	45,822

NON-CURRENT ASSETS:
Deferred offering costs	50,000	-
Total Assets	$312,243	$45,822

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible notes payable, net of unamortized discount	$317,189	$20,000
Financed payable	18,059	—
Accrued interest on convertible notes payable	5,834	2,211
Accrued interest - related parties	92,431	54,815
Accounts payable and accrued expenses	116,916	366,899
Accrued compensation and related expenses	484,392	781,392
Tax reimbursement policy liabilities (Note 8)	1,646,487	—
Advances from related parties	84,137	84,137
SBA loan	48,750	48,750

Total Current Liabilities	2,814,195	1,358,204

NON-CURRENT LIABILITIES:
Warrant liabilities	212,364	—
Total Liabilities	3,026,559	1,358,204

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; Series A Preferred Stock, 10 shares authorized; 6 shares issued and outstanding at June 30, 2026 and September 30, 2025, respectively	—	—
Series B Preferred Stock, 2,500,000 shares authorized; 1,910,536 and 2,060,536 shares issued and 1,408,024 and 1,558,024 shares outstanding at June 30, 2026 and September 30, 2025, respectively	1,911	2,061
Series C Preferred Stock, 4 shares authorized; 3 and 0 shares issued and outstanding at June 30, 2026 and September 30, 2025, respectively	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 36,410,120 and 30,175,763 shares issued and outstanding at June 30, 2026 and September 30, 2025, respectively	36,410	30,175
Common stock to be issued, $0.001 par value; 265,666 and 0 shares to be issued at June 30, 2026 and September 30, 2025, respectively	266	—
Additional paid-in capital	27,302,718	25,148,688
Less: Series B Preferred Stock held in treasury, at cost; 502,512 shares at June 30, 2026 and September 30, 2025, respectively	(300,000)	(300,000)
Accumulated deficit	(29,755,621)	(26,193,306)

Total Stockholders’ Deficit	(2,714,316)	(1,312,382)
Total Liabilities and Stockholders’ Deficit	$312,243	$45,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
Research and development expenses	205,977	271,816	320,352	390,052
Advertising and marketing expenses	15,281	—	42,073	3,758
Professional fees	481,851	80,356	728,811	100,436
Compensation and related benefits	1,516,403	184,824	2,042,749	5,283,418
Other general and administrative expenses	261,501	40,547	317,175	73,349

Total Operating Expenses	2,481,013	577,543	3,451,160	5,851,013

LOSS FROM OPERATIONS	(2,481,013)	(577,543)	(3,451,160)	(5,851,013)

OTHER INCOME (EXPENSES)
Interest expense	(61,703)	(16,138)	(91,046)	(42,902)
Gain (loss) on settlement of accounts payable, net	—	8,902	(6,357)	8,902
Gain on settlement of note payable	—	187,000	—	187,000
Change in fair value of warrant liabilities	(13,752)	—	(13,752)	—
Total Other Income (Expenses), net	(75,455)	179,764	(111,155)	153,000

LOSS BEFORE INCOME TAXES	(2,556,468)	(397,779)	(3,562,315)	(5,698,013)

INCOME TAXES	—	—	—	—

NET LOSS	$(2,556,468)	$(397,779)	$(3,562,315)	$(5,698,013)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.07)	$(0.01)	$(0.10)	$(0.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	36,083,168	27,471,752	34,654,540	24,331,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Treasury Stock
	Number of		Number of		Number of		Additional Paid-in	Series B Preferred Stock Number of		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance, September 30, 2024	6	$—	2,060,536	$2,061	20,029,608	$20,030	$19,168,044	(502,512)	$(300,000)	$(20,604,265)	$(1,714,130)
Issuance of common stock for services	—	—	—	—	4,875,000	4,875	4,870,125	—	—	—	4,875,000
Net loss	—	—	—	—	—	—	—	—	—	(5,001,251)	(5,001,251)
Balance, December 31, 2024	6	$—	2,060,536	2,061	24,904,608	24,905	24,038,169	(502,512)	(300,000)	(25,605,516)	(1,840,381)
Issuance of common stock for services	—	—	—	—	250,000	250	62,250	—	—	—	62,500
Net loss	—	—	—	—	—	—	—	—	—	(298,983)	(298,983)
Balance, March 31, 2025	6	$—	2,060,536	$2,061	25,154,608	$25,155	$24,100,419	(502,512)	$(300,000)	$(25,904,499)	$(2,076,864)
Issuance of common stock for cash	—	—	—	—	1,720,000	1,720	428,280	—	—	—	430,000
Issuance of common stock for services	—	—	—	—	250,000	250	62,250	—	—	—	62,500
Issuance of common stock for conversion of accrued compensation	—	—	—	—	1,300,000	1,300	323,700	—	—	—	325,000
Issuance of common stock for settlement of note payable	—	—	—	—	120,000	120	29,880	—	—	—	30,000
Issuance of common stock for settlement of accounts payable	—	—	—	—	120,000	120	29,880	—	—	—	30,000
Issuances from previous period conversions	—	—	—	—	310,000	310	(310)	—	—	—	—
Issuance of common stock for warrant exercise	—	—	—	—	500,000	500	—	—	—	—	500
Net loss	—	—	—	—	—	—	—	—	—	(397,779)	(397,779)
Balance, June 30, 2025	6	$—	2,060,536	$2,061	29,474,608	$29,475	$24,974,099	(502,512)	$(300,000)	$(26,302,278)	$(1,596,643)

	Series A		Series B		Series C				Common Stock
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		to be Issued			Treasury Stock
	Number of		Number of		Number of		Number of		Number of		Additional Paid-in	Series B Preferred Stock Number of		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance, September 30, 2025	6	$—	2,060,536	$2,061	—	—	$30,175,763	$30,175	—	—	$25,148,688	(502,512)	$(300,000)	$(26,193,306)	$(1,312,382)
Issuance of common stock for conversion of Series B preferred stock	—	—	(150,000)	(150)	—	—	1,500,000	1,500	—	—	(1,350)	—	—	—	—
Issuance of common stock for cash	—	—	—	—	—	—	520,000	520	—	—	259,480	—	—	—	260,000
Issuance of common stock for warrant exercises	—	—	—	—	—	—	1,440,000	1,440	—	—	(1,440)	—	—	—	—
Issuance of common stock for services	—	—	—	—	—	—	225,000	225	—	—	109,775	—	—	—	110,000
Issuance of common stock for accrued services	—	—	—	—	—	—	505,000	505	—	—	125,745	—	—	—	126,250
Issuance of common stock for conversion of accrued compensation	—	—	—	—	—	—	124,000	124	—	—	185,876	—	—	—	186,000
Issuance of common stock for compensation	—	—	—	—	—	—	250,000	250	—	—	124,750	—	—	—	125,000
Issuance of common stock for conversion of note payable and accrued interest	—	—	—	—	—	—	22,092	22	—	—	22,070	—	—	—	22,092
Cancellation of common stock due to legal settlement	—	—	—	—	—	—	(331,250)	(331)	—	—	331	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(576,280)	(576,280)
Balance, December 31, 2025	6	—	1,910,536	$1,911	—	—	34,430,605	$34,430	—	—	$25,973,925	(502,512)	$(300,000)	$(26,769,586)	$(1,059,320)
Issuance of common stock for cash, including pre-funded warrant	—	—	—	—	—	—	1,066,666	1,067	—	—	404,266	—	—	—	405,333
Issuance of common stock for services	—	—	—	—	—	—	21,000	21	—	—	9,226	—	—	—	9,247
Issuance of common stock for compensation	—	—	—	—	—	—	250,000	250	—	—	104,750	—	—	—	105,000
Issuance of common stock for settlement of accounts payable	—	—	—	—	—	—	186,516	187	—	—	78,025	—	—	—	78,212
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(429,567)	(429,567)
Balance, March 31, 2026	6	$—	1,910,536	$1,911	—	—	35,954,787	$35,955	—	—	$26,570,192	(502,512)	$(300,000)	$(27,199,153)	$(891,095)
Issuance of Series C Preferred Stock for services	—	—	—	—	3	—	—	—	—	—	381,641	—	—	—	381,641
Issuance of common stock for conversion of accrued compensation	—	—	—	—	—	—	450,000	450	—	—	224,550	—	—	—	225,000
Issuance of common stock for services	—	—	—	—	—	—	5,333	5	—	—	2,662	—	—	—	2,667
Common stock to be issued for service	—	—	—	—	—	—	—	—	15,666	16	7,223	—	—	—	7,239
Common stock to be issued for compensation	—	—	—	—	—	—	—	—	250,000	250	116,450	—	—	—	116,700
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,556,468)	(2,556,468)
Balance, June 30, 2026	6	$—	1,910,536	$1,911	3	$—	36,410,120	$36,410	265,666	$266	$27,302,718	(502,512)	$(300,000)	$(29,755,621)	$(2,714,316)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Genvor Incorporated

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2026 and 2025

(unaudited)

	2026	2025
Cash flows from operating activities:
Net loss	$(3,562,315)	$(5,698,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	1,375
Stock-based compensation and service expense	346,700	4,862,500
Loss (gain) on settlement of accounts payable	22,257	(8,902)
Gain on settlement of note payable	—	(187,000)
Amortization of debt discount	45,801	9,999
Series C Preferred Stock issued for services	381,641	—
Common stock issued for services	129,153	—
Change in fair value of warrant liabilities	13,752	—
Changes in operating assets and liabilities:
Prepaid expense	(11,986)	16,344
Accrued interest - convertible notes payable	5,834	32,888
Accrued interest - related parties	37,616	—
Accounts payable and accrued expenses	(67,897)	(57,650)
Accrued compensation	114,000	628,520
Tax reimbursement policy liabilities	1,646,487	—
Net cash used in operating activities	(898,957)	(399,939)

Cash flows from financing activities:
Payment of deferred offering costs	(50,000)	—
Proceeds from convertible notes payable, net	470,000	—
Payments on financed payable	(27,085)	—
Advances from related parties	—	86,995
Repayments to related parties	—	(18,996)
Proceeds from sale of common stock and pre-funded warrants	665,333	430,000
Proceeds from common stock warrant exercises	—	500
Net cash provided by financing activities	1,058,248	498,499

Net increase in cash	159,291	98,560

Cash at beginning of period	37,231	373

Cash at end of period	$196,522	$98,933
Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Accrued compensation settled with common stock	$411,000	$462,500
Conversion of note payable and accrued interest to shares of common stock	$22,092	$217,000
Accrued liabilities settled with shares of common stock	$126,250	$—
Cancellation of shares of common stock due to legal settlement and other settlements	$331	$310
Conversion of series B preferred stock to shares of common stock	$150	$—
Shares of common stock issued for warrant exercises	$1,440	$—
Prepaid insurance premium and financing liability	$45,144	$—
Accounts payable settled with shares of common stock	$55,955	$43,902
Warrant liabilities issued with convertible notes payable	$198,612	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Company Background

Genvor Incorporated (the “Company”, “we”, or “our”) was incorporated in Florida on September 26, 2018, as “Allure Worldwide, Inc.,” and as of November 18, 2019, redomiciled to Nevada. On June 24, 2022, the Company changed its name from “Allure Worldwide, Inc.” to “Genvor Incorporated.”

The Company was originally formed with the intention of seeking to acquire the assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. On January 11, 2021, the Company entered into an Exchange Agreement with Genvor Inc., a Delaware corporation (“Legacy Genvor”) to acquire Legacy Genvor (the “Acquisition”). On March 3, 2022, the Company and Legacy Genvor entered into a merger agreement to consummate the Acquisition, and pursuant to which a wholly-owned subsidiary of the Company, Genvor Acquisition Corp., a Delaware corporation (“Merger Subsidiary”), merged with and into Legacy Genvor, with each share of Legacy Genvor common stock outstanding immediately prior to the time of the Acquisition automatically converted into the right to receive one share of common stock of the Company.

On May 27, 2022, the Acquisition closed, whereby Merger Subsidiary merged with and into Legacy Genvor. As a result of the closing of the Acquisition, each share of Legacy Genvor was exchanged for one share of Company common stock resulting in the issuance of an aggregate of 35,261,871 shares of Company common stock to Legacy Genvor’s pre-merger shareholders. The Acquisition resulted in change of control of the Company, and Legacy Genvor became a wholly-owned subsidiary of the Company. As a result of the Acquisition, the Company had 55,261,871 issued and outstanding common shares upon the closing of the Acquisition. Subsequently and in connection with the Acquisition, the Company’s original founding shareholders cancelled an aggregate of 18,144,112 shares of Company common stock.

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

Genvor, through its wholly-owned subsidiary, Genvor Inc., is developing an AI-enabled peptide platform focused on proprietary peptide candidates for agricultural crop protection, crop optimization and related health and wellness applications. The Company’s most advanced scientific foundation is its antimicrobial peptide platform, and its proprietary AGM and GV peptide families have been evaluated in peer-reviewed studies against fungal and bacterial plant pathogens. The Company intends to use its peptide library and its AI-enabled peptide design platform, BioCypher, to design, identify, optimize and license peptide candidates to third parties, including potential partners in agriculture and human health and wellness.

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

Basis of Presentation and Principles of Consolidation

These interim condensed consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s condensed consolidated financial statements include the accounts of Genvor Incorporated, Legacy Genvor and its wholly owned subsidiary NBLLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

Liquidity and Going Concern

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2026, the Company had cash of $196,522.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2026, as reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit and stockholders’ deficit of $2,551,952 and $2,714,316, respectively. At June 30, 2026, the Company had an accumulated deficit of $29,755,621. For the nine months ended June 30, 2026, the Company recognized a net loss of $3,562,315 and used cash in operating activities of $898,957, with no revenues earned, and limited operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management evaluated the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. The Company does not believe that its existing cash is sufficient to fund its operations for at least twelve months from the date these financial statements are issued. Management intends to seek additional funding through public or private offerings of equity or debt securities, strategic relationships, or other arrangements. The Company has no committed source of additional capital, and no assurance can be given that additional capital will be available on acceptable terms, or at all. If the Company is unable to obtain additional capital when required, it may be required to delay, reduce or eliminate elements of its business plan, and its business, results of operations and financial condition would be adversely affected. Management’s plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

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

Significant estimates include the valuation of deferred tax assets and the associated valuation allowances, the fair value of the Company’s common stock, the valuation of stock-based compensation, the fair value of warrants classified as liabilities, and the grant-date fair value of equity instruments issued as compensation for services.

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at June 30, 2026 and September 30, 2025.

The Company maintains its cash on deposits with banks and financial institutions within the United States that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At June 30, 2026 and September 30, 2025, the Company’s cash balances were not in excess of the federally-insured limits.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other fees and expenses that are directly attributable to a contemplated offering of the Company’s securities. These costs are capitalized and deferred until the offering is completed, at which time they are charged against the gross proceeds of the offering as a reduction of additional paid-in capital. If the offering is abandoned, or is no longer considered probable of being completed, the deferred costs are charged to expense.

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

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

Certain of the Company’s financial liabilities are measured at fair value on a recurring basis. The Company measures these instruments using an option-pricing model. Because the Company’s common stock is thinly traded, expected volatility is estimated by reference to the historical volatility of comparable publicly traded companies over the expected term of the instrument, and no dividends are assumed. The inputs used in these measurements are unobservable, and the measurements are classified within Level 3 of the fair value hierarchy. Changes in the fair value of these instruments are recognized in other income (expense) in the condensed consolidated statements of operations. The Company recognizes transfers into and out of the levels of the fair value hierarchy as of the beginning of the reporting period in which the transfer occurs. See Note 5 for further disclosures of our financial liabilities measured at fair value on a recurring basis.

Extinguishment of Liabilities

The Company derecognizes a liability upon it being extinguished. A liability is considered to be extinguished when the obligation resulting in the liability is paid in full with either cash, other financial assets or delivery of goods or services. Further, a liability is considered extinguished if the debtor is legally released from being the primary obligor by the creditor. See Note 3 for liabilities extinguished during the three and nine months ended June 30, 2026 and 2025 that resulted in a gain (loss) on extinguishment.

Convertible Notes Payable

The Company records convertible notes payable at the amount of proceeds received, net of discounts. Where a convertible note is issued together with a freestanding instrument such as a warrant, the Company allocates the proceeds between the instruments according to the classification of each. Where the freestanding instrument is classified within stockholders’ equity, the proceeds are allocated between the instruments based on their relative fair values in accordance with ASC 470-20-25-2. Where the freestanding instrument is classified as a liability, that instrument is recorded at its full fair value and the residual proceeds are allocated to the note.

Original issue discount, and lender legal fees and closing costs withheld from proceeds, together with any amount allocated to a freestanding instrument, are recorded as a discount against the carrying amount of the note. The discount is amortized to interest expense over the contractual term. Where a note becomes due and payable before the end of its stated term, any remaining unamortized discount is recognized in interest expense at that time.

The Company evaluates amendments to the terms of its debt instruments under ASC 470-50 to determine whether an amendment is accounted for as a modification or as an extinguishment of the original instrument.

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

Warrants

The Company accounts for warrants issued in connection with its financing transactions as either equity-classified or liability-classified instruments based on an assessment of the specific terms of each warrant under ASC 480 and ASC 815-40. The assessment considers whether the instrument is freestanding, whether it meets the definition of a liability under ASC 480, and whether it satisfies the conditions for equity classification under ASC 815-40, including whether the instrument is considered indexed to the Company’s own common stock. The assessment is performed at issuance and at each subsequent reporting date.

Equity-classified warrants are recorded within additional paid-in capital at their allocated value on the date of issuance and are not subsequently remeasured. Liability-classified warrants are recorded at fair value on the date of issuance and are remeasured to fair value at each reporting date, with the change in fair value recognized in other income (expense). Upon exercise, a liability-classified warrant is remeasured to fair value as of the exercise date and the resulting amount is reclassified to stockholders’ equity together with any exercise proceeds.

The warrants issued in connection with the Company’s convertible notes payable provide that the exercise price of the warrant is conformed to the conversion price under the related note. Under the terms of that note, the conversion price may, in specified circumstances, be adjusted to an amount determined by reference to a market price of the Company’s common stock. Because the exercise price of the warrants is therefore not fixed, the warrants do not satisfy the condition in ASC 815-40-15-7C that the settlement amount equal the difference between the fair value of a fixed number of shares and a fixed monetary amount, and the warrants are classified as liabilities.

Embedded Derivatives

The Company evaluates the embedded features of its financial instruments to determine whether a feature is required to be separated from its host contract and accounted for separately as a derivative under ASC 815-15-25-1. A feature is separated only if each of the required criteria is met, including the criterion that the feature would, on a freestanding basis, meet the definition of a derivative. For a feature that would be settled in the Company’s own common stock, meeting that definition requires that the shares deliverable upon settlement be readily convertible to cash.

The Company’s common stock is quoted on the Over-the-Counter (“OTC”) market and is thinly traded, with no reported trading activity on a substantial portion of trading days. The Company has concluded that the shares deliverable upon conversion of its convertible notes payable are not readily convertible to cash, that the conversion feature accordingly does not meet the definition of a derivative, and that separate accounting for the feature is therefore not required. The Company has not separated any embedded feature from a host contract and has not recognized any derivative liability.

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

Preferred Stock

The Company evaluates each series of its preferred stock upon designation and issuance to determine whether the series is classified as a liability, as temporary equity, or as permanent equity, considering the redemption, conversion, voting and settlement provisions of the series in accordance with ASC 480 and ASC 480-10-S99-3A. No series of the Company’s preferred stock is mandatorily redeemable, redeemable at the option of the holder, or redeemable upon an event outside the Company’s control. Accordingly, each series of the Company’s preferred stock is presented within permanent stockholders’ equity.

Advertising and Marketing Costs

All costs related to advertising and marketing are expensed as incurred. For the three and nine months ended June 30, 2026 and 2025, advertising and marketing costs amounted to $15,281 and $0 and $42,073 and $3,758, respectively.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of professional service costs associated with the development of plant-based defense technology products. For the three and nine months ended June 30, 2026, and 2025, the Company incurred $205,977 and $271,816 and $320,352 and $390,052 in research and development expenses, respectively.

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

Share-based payments to nonemployees are measured at the grant-date fair value of the equity instruments issued rather than at the fair value of the goods or services received. Where an award is fully vested at issuance and is not subject to a service or performance condition, the entire grant-date fair value is recognized on the grant date. Awards classified within stockholders’ equity are not subsequently remeasured.

Where an equity instrument issued as compensation is convertible into common stock on terms that vary depending on future events, the Company measures the grant-date fair value of the instrument using a probability-weighted model of the settlement outcomes available under the terms of the instrument, adjusted by a discount for lack of marketability. An award within the scope of ASC 718, together with any conversion feature embedded in it, is excluded from the requirements of ASC 815 under ASC 815-10-15-74(b) for so long as the award remains within the scope of ASC 718, and the conversion feature is not separately evaluated for separation as a derivative.

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

Fair Value of Common Stock

The Company’s common stock is quoted on the OTC Market and is thinly traded, with no reported trading activity on a substantial portion of trading days. In determining the fair value of its common stock for the purpose of measuring equity instruments issued and share-based payments, the Company considers the most recent arm’s-length third-party cash sale price of its common stock, the quoted market price, and the volume-weighted average price of executed transactions over a trailing period. Where no trade is reported on a measurement date, the Company does not rely on the last reported sale price and instead determines fair value by reference to a trailing 30-day volume-weighted average price of executed transactions. The Company applies this basis consistently across measurement dates.

Reclassification

As of September 30, 2025, we reclassified $248 between common stock and additional paid-in capital to reflect the common stock balance as the total shares of common stock issued and outstanding at its $0.001 par value. This reclassification has also been presented on our condensed consolidated statements of changes in stockholders’ deficit as of December 31, 2025 and March 31, 2026. This reclassification had no impact on total stockholders’ deficit or earnings (loss) per share.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Warrants to purchase common stock	900,000	100,000	900,000	100,000
Series A convertible preferred stock	6	6	6	6
Series B convertible preferred stock	14,080,240	15,580,240	14,080,240	15,580,240
Series C convertible preferred stock	900,000	—	900,000	—
Convertible notes	—	20,000	—	20,000
Total potentially dilutive securities	15,880,246	15,700,246	15,880,246	15,700,246

The number of shares of common stock issuable upon conversion of the Series C Preferred Stock is not fixed. Each share is convertible into a number of shares of common stock determined by dividing a stated monetary amount by a price per share determined under the Certificate of Designation, subject to a floor price if the Company’s common stock has not been listed on a national exchange at time of conversion. The share amounts presented above for the Series C Preferred Stock reflect the maximum number of shares issuable at the $1.00 floor price.

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters. Liabilities for such contingencies are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Segment Reporting

The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and is mainly organized by products. During the nine months ended June 30, 2026 and 2025, the Company was organized into one strategic business unit. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and assess performance. The Company’s Chief Executive Officer (“CEO”) is its CODM.

The Company’s CODM reviews consolidated operating results, cash balances, liquidity position, financing activities and operating expenses on a consolidated basis when making decisions regarding resource allocation and assessing performance. The Company does not prepare or review discrete financial information for separate product lines, technologies, geographic areas or business activities and therefore has concluded that it operates as a single operating segment.

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses and about the CODM. The Company adopted ASU 2023-07 effective October 1, 2024, and the adoption did not have a material impact on its condensed consolidated financial statements or disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. Effective October 1, 2025, the Company adopted ASU 2023-09 which did not have an impact on its unaudited condensed consolidated financial condition, results of operations, cash flows or disclosures.

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

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

NOTE 3 – EXTINGUISHMENT OF LIABILITIES

During the nine months ended June 30, 2026, the Company settled $25,400 of accounts payable with cash payments of $9,500 and recognized a gain of $15,900. Further, the Company issued 186,516 shares of its common stock with an estimated fair value of $78,212 based on recent sales of common stock for the settlement of accounts payable totaling $55,955 resulting in a loss on the settlement of the accounts balance of $22,257 (see also Note 8) which is included in the net loss on settlement of accounts payable on the condensed unaudited consolidated statement of operations.

During the nine months ended June 30, 2025, the Company issued an aggregate of 120,000 shares of common stock with an estimated fair value of $30,000 based on recent sales of common stock for the settlement of $43,902 of outstanding accounts payable balances. The settlement resulted in a net gain of approximately $13,902, which is included in net gain on settlement of liabilities on the unaudited condensed consolidated statements of operations. Further, the Company executed a release and settlement agreement with its former CEO for amounts owed to the former CEO totaling $50,000. Pursuant to the release and settlement agreement, the Company agreed to pay $55,000 for the settlement of all amounts outstanding with this individual and recognized a loss of $5,000 which has been netted with the gain on settlement of accounts payable, net, on the condensed unaudited consolidated statements of operations.

NOTE 4 – NOTES PAYABLE

Evergreen Convertible Notes Payable and Warrant Liabilities

Effective April 16, 2026, the Company entered into a securities purchase agreement (the “SPA”) with Evergreen Capital Management LLC (“Evergreen”), pursuant to which the Company sold, and Evergreen purchased, (i) a convertible promissory note in the aggregate principal amount of up to $800,000 (the “Note”), and (ii) warrants to purchase up to 600,000 shares of Company common stock (the “Warrants”), for an aggregate purchase price of up to $666,668 (the “Purchase Price”). The Purchase Price was to be paid in four tranches of $166,667 (each, a “Tranche”), with the first Tranche paid at the initial closing of the transaction, and the remaining three Tranches paid to the Company upon (i) the Company’s filing of a registration statement on Form S-1 registering for resale shares of Company common stock issuable upon conversion of the Note, and (ii) receiving comments from the SEC on that registration statement. Evergreen shall retain $10,000 from each Tranche to cover its legal fees and closing costs. The first Tranche was funded on April 16, 2026, and on that date, the Note and Warrants were issued to Evergreen.

On June 17, 2026 (the “Effective Date”), the Company and Evergreen entered into a side letter agreement (the “Letter Agreement”), pursuant to which, among other things: (i) Evergreen’s registration rights, including its piggyback registration rights, were deleted from the SPA; (ii) the number of Warrants to be issued for the four tranches was increased from 600,000 to up to 1,200,000; (iii) Evergreen accelerated the funding of the second and third Tranches such that, on the Effective Date, the Company received net proceeds of $333,334; and (iv) the fourth Tranche in the amount of $166,667 (the “Fourth Tranche”) may be funded at the option of Evergreen, provided that Evergreen’s option to fund the Fourth Tranche will expire upon the maturity date of the Note.

At June 30, 2026, the Company received aggregate net proceeds from the first three Tranches of $470,000, after an original issue discount (“OID”) of $100,000 and Evergreen’s legal fees of $30,000 from the funding of the three tranches and Evergreen received Warrants to purchase up to an aggregate of 900,000 shares of the Company’s common stock. The issuance of the notes pursuant to the April 16 and June 17 Tranches are collectively referred to as the “Notes.”

The Notes mature upon the earlier of (i) 9 months following the issue date set forth in the respective Note, or (ii) the listing of the Company’s common stock on a national securities exchange (an “Exchange Listing”). The Note accrues interest at 10% per annum and is convertible into shares of the Company’s common stock at $1.00 per share, or 80% of the lowest volume-weighted average price during the five trading days preceding conversion upon the occurrence of any event of default; provided, however, that the holder may not convert the Note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. At June 30, 2026, no event of default had occurred and the default conversion price was not in effect.

Further, the conversion price is subject to adjustment upon a reverse stock split or other capitalization that results in a reduction of the number of outstanding shares of common stock. The conversion price and any other price-based measure used to determine the number of shares of common stock issuable upon conversion shall be proportionately and equitably adjusted such that, following such reverse stock split or recapitalization, the holder shall be entitled to receive upon conversion the number of shares of common stock that the holder would have been entitled to receive had such conversion occurred immediately prior to such reverse stock split or recapitalization, with such adjustment resulting in a conversion price equal to the lowest volume weighted-average price of the common stock during the ten consecutive trading days immediately following the effectiveness of such reverse stock split. The conversion price is also subject to adjustment for any issuances or sales of common stock or common stock equivalents at a price per share that is lower than the applicable conversion price.

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

The Warrants have a five-year term, are exercisable on a cashless basis, and have an initial exercise price of $1.00, subject to adjustment so that the exercise price under the Warrants equals the applicable conversion price under the Notes. Pursuant to the Warrant, if at any time after the six-month anniversary of the issuance date, the Market Price (as defined in the Warrant) of one share of common stock is greater than the exercise price and the shares of common stock issuable upon exercise of the Warrants are not registered pursuant to an effective registration statement, Evergreen may exercise the Warrants on a cashless basis. The exercise price of the Warrants issued in connection with the Notes are deemed conformed to the conversion price of the Notes and are therefore subject to the same default adjustment. Because the exercise price may be reset to a variable amount determined by reference to the market price of the common stock, the Warrants are not considered indexed to the Company’s own stock under ASC 815-40-15-7C which requires the settlement amount equal the difference between the fair value of a fixed number of shares and a fixed monetary amount. Therefore, the Warrants are classified as liabilities measured at fair value on a recurring basis, with changes in fair value recognized in earnings.

In accordance with ASC 470-20-25-2, we allocated the proceeds received between the Notes and Warrants using the with-and-without method, since the Warrants are classified as a liability. Therefore, $198,612 of the total proceeds were allocated to the Warrants based on the Warrants’ fair value at issuance and have been presented as a discount against the Notes to be amortized into interest expense over the nine-month term of the Notes and an increase to warrant liabilities. The fair value allocation was based on the estimated fair value of the Warrants at each issuance date of April 16 and June 17, 2026 determined using a Black-Scholes pricing model and the following key assumptions: expected term of five years (based on the contractual term of the Warrants), volatility of approximately 93% (based on peer companies over the expected term), risk free rates of 3.91% and 4.27%, respectively, (based on the U.S. Treasury yield curve in effect at the time of grant for the period for the expected term), underlying common stock of $0.49 and $0.32 (30-day volume weighted average price on date of issuance), respectively, per share and dividend rate of 0.00%.

At June 30, 2026, we remeasured the estimated fair value of the warrant liabilities using the Black-Scholes pricing model and the following key assumptions: expected term of approximately five years (based on the contractual term of the Warrants), volatility of approximately 93% (based on peer companies over the expected term), risk free rate of 4.14% (based on the U.S. Treasury yield curve in effect at the time of grant for the period for the expected term), underlying common stock of $0.4079 (30-day volume weighted average price). This resulted in an unrealized loss of $13,752 for the change in the warrant liabilities fair value.   See Note 5 for further fair value measurement related disclosures.

During the three and nine months ended June 30, 2026, we recognized interest expense on the Notes of $5,834.

During the three and nine months ended June 30, 2026, we recognized amortization expense of $45,801 related to the debt discounts for the OID, lender legal fees and warrant liabilities which has been included within interest expense on the condensed consolidated statements of operations. At June 30, 2026, the unamortized debt discount is $282,812.

For the three and nine months ended June 30, 2025, amortization of debt discount related to the convertible note payable amounted to $3,333 and $9,999, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations.

The convertible note payable and unamortized debt discount at June 30, 2026 and September 30, 2025 was as follows:

	June 30, 2026	September 30, 2025
Principal amount	$600,000	$20,000
Less: unamortized debt discount	282,811	—
Convertible note payable, net	$317,189	$20,000

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

2024 Convertible Note Payable

On September 9, 2024, the Company and an investor entered into a convertible promissory note agreement providing for the issuance of a note in the principal amount of $20,000. The note was due on September 9, 2025. The principal amount was convertible into shares of common stock of the Company at a conversion price of $1.00 per share. In addition, the Company issued the investor a stock purchase warrant to acquire 40,000 shares of common stock of the Company at a per share price of $0.01. The warrants were immediately exercisable.

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

In October 2025, the convertible note and all accrued interest of $22,092 was converted into 22,092 shares of common stock (see Note 7) at the stated conversion price of $1.00.

SBA Loan

On April 9, 2020, the Company received a loan from the Small Business Administration pursuant to the Paycheck Protection Program (“PPP”) in the principal amount of $48,750. The note bears interest at a variable rate of approximately 1% and matured in April 2022. The Company applied for forgiveness of the loan. No determination has been received and the loan remains outstanding.

Financed Payable

During the three months ended June 30, 2026, the Company entered into a financing agreement to finance $45,144 of insurance premiums due on various policies. The financed amount is due in fixed monthly payments of $4,807 for a period of ten months and bears interest at 13.9%. The balance of $18,059 remaining on this financing liability has been presented within current liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2026.

NOTE 5 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, at June 30, 2026 and September 30, 2025:

Warrant liabilities	June 30, 2026	September 30, 2025
Level 1	$—	$—
Level 2	—	—
Level 3	212,364	—
Total	$212,364	$—

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended June 30, 2026:

Level 3 warrant liability	Amount
Balance at September 30, 2025	$—
Warrants issued	198,612
Change in fair value recognized in earnings	13,752
Balance at June 30, 2026	$212,364

There were no transfers into or out of Level 3, and no exercises, expirations or forfeitures of liability-classified warrants, during the nine months ended June 30, 2026.

The fair value of the warrant liabilities are estimated using the Black-Scholes option-pricing model. The significant unobservable inputs used in the measurement of the warrant liabilities at June 30, 2026 were as follows:

Significant unobservable input	June 30, 2026
Expected volatility	93.41%
Underlying common stock price	$0.4079
Remaining contractual term	4.79 – 4.96 years
Risk-free interest rate	4.14%
Expected dividend yield	0.00%

A significant increase in the expected volatility or in the underlying common stock price would result in a materially higher fair value measurement of the warrant liability.

NOTE 6 – ADVISORY AGREEMENT AND SERIES C PREFERRED STOCK

On April 16, 2026, the Company entered into an Advisory Agreement (the “Advisory Agreement”) with Brio Advisory Group LLC (the “Consultant”), pursuant to which the Consultant will provide the Company advisory services including, but not limited to, in connection with strategic initiatives, capitalization, financial and other planning, due diligence, financing efforts, and the Company will issue to the Consultant shares of preferred stock which will be valued as follows: (i) $300,000 per tranche ($1,200,000 in the aggregate if all four Tranches of funding under the Note are funded to the Company) at the time of the Exchange Listing, or (ii) if there is no Exchange Listing within one year of the date of the Advisory Agreement, that will convert into $300,000 of Company common stock per Tranche based on the five-day average closing price at such time, but in no event at less than $1.00 per share.

In connection with the Advisory Agreement, on May 4, 2026, the Company’s board of directors (“Board of Directors” or “Board”) contemplated by the board at the time of the approval approved the designation of four shares of its authorized preferred stock as Series C Preferred Stock with a par value of $0.001 per share (the “Series C”). Each share of Series C carries one vote. On May 5, 2026, the Company filed a Certificate of Designation with the State of Nevada to designate its Series C Preferred Stock (see Note 7) as required by the Advisory Agreement described above. During three and nine months ended June 30, 2026, the Company issued 3 shares of Series C to Brio Advisory Group LLC.

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

Each share of Series C is convertible, at the option of the holder, into shares of common stock at the following conversion rates: (i) if the Company’s common stock has been listed for trading on The Nasdaq Capital Market, the NYSE American, or another equivalent national securities exchange by April 14, 2027, the Series C will convert at a rate of $300,000 divided by the official closing price of the Company’s common stock reported by The Nasdaq Capital Market, the NYSE American, or other exchange (“Uplist Conversion”), or (ii) if the Company’s common stock is not listed on a national securities exchange within one year of the date of the Advisory Agreement, the Series C will be convertible into common stock at $300,000 per tranche based on the five-day average closing price of the OTC Market (if the common stock has not been listed with a national securities exchange), but in no event at less than $1.00 per share (“OTC Conversion”).

The Series C was issued to the Consultant as compensation for advisory services and is accounted for as a non-employee share-based payment award under ASC 718. The award vested at issuance, is not subject to a service or performance condition, and is classified within permanent stockholders’ equity. Because the award is within the scope of ASC 718, the award and its embedded conversion feature are excluded from the requirements of ASC 815 under ASC 815-10-15-74(b), and the conversion feature has not been separately evaluated for separation as a derivative. The Company has also evaluated the Series C under ASC 480 and ASC 480-10-S99-3A and concluded that it is not a liability and is not required to be presented as temporary equity.

The Company measured the award at its grant-date fair value using a probability-weighted model of the two settlement outcomes available to the holder under the Certificate of Designation, reduced by a discount for lack of marketability. The significant assumptions used were a 30% probability that the Company’s common stock is listed on a national securities exchange on or before April 14, 2027, a 25% discount for lack of marketability, and the fair value of the Company’s common stock at each grant date determined using a trailing 30-day volume-weighted average price of executed transactions. The Company recognized $381,641 of expense within professional fees for the three and nine months ended June 30, 2026, with a corresponding credit to additional paid-in capital. The award is not subsequently remeasured.

Since the Series C was issued in connection with a service agreement, the Company has applied the provisions of ASC 718 Stock Compensation and have recorded the grant-date fair value of the Series C of $381,641 as an expense within professional fees on the statements of operations and additional paid-in-capital. The grant-date fair value of the Series C was computed by weighting the probability of each settlement provision, the Uplist Conversion and the OTC Conversion (see above). We applied a 30% probability weighting to the fixed monetary Uplist Conversion into a variable number of shares and 70% to the OTC Conversion with $1.00 floor conversion price. Further, we applied a 30-day volume weighted average price to the OTC Conversion due to the Company’s stock being thinly traded on the Series C issuance dates which were approximately $0.4890 and $0.3242 per share, respectively. The grant-date fair value was discounted by 25% for a lack of marketability discount.

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a $0.001 par value.

Series A Preferred Stock

On August 10, 2022, the Company filed a Certificate of Designation with the State of Nevada to designate its Series A Preferred Stock (“Series A”). The designation authorized 10 shares of Series A. Each share of Series A entitles the holder to 10,000,000 votes on all matters submitted to a vote of the stockholders of the Company. When and as any dividend or distribution is declared or paid by the Company on the common stock, the Series A holders are entitled to participate in such dividend or distribution. Each Series A share is convertible, at the option of the holder, into one share of fully paid and non-assessable common stock. Upon any liquidation, dissolution, or winding-up of the Company, the Series A holders are entitled to receive out of the assets of the Company, for each share of Series A, an amount equal to par value before any distribution or payment shall be made to the holder of any junior securities (including common stock and all other equity or equity equivalent securities of the Company).

As of both June 30, 2026 and September 30, 2025, there were 6 shares of Series A issued and outstanding.

Series B Preferred Stock

On October 19, 2022, the Company filed a Certificate of Designation with the State of Nevada to designate its Series B Preferred Stock (“Series B”). The designation authorized 2,500,000 shares of Series B. Each share of Series B entitles the holder to 10 votes on all matters submitted to a vote of the stockholders of the Company. Each share of Series B is convertible into 10 shares of common stock of the Company.

On September 28, 2023, our former Chief Executive Officer and the LASB Family Trust returned to the Company for cancellation of 502,512 shares of Series B; however, the shares have not been canceled and are being held in treasury stock.

During the nine months ended June 30, 2026, PJ Advisory Group converted their Series B into 1,500,000 shares of common stock.

At June 30, 2026 and September 30, 2025, there were 1,910,536 and 2,060,536 Series B issued and 1,408,024 and 1,558,024 Series B outstanding, respectively.

Series C Preferred Stock

On May 5, 2026, the Company filed a Certificate of Designation with the State of Nevada to designate its Series C Preferred Stock. The designation authorized four shares of preferred stock as Series C. Each share of Series C has a nominal liquidation preference equal to par value ($0.001 per share), does not have preferential voting or dividend rights (with each holder of a share of Series C having one vote per share, and the right to participate equally with common stockholders), but will have preferential conversion rights.

Each share of Series C is convertible, at the option of the holder, into a number of shares of common stock at the following conversion rates: (i) if the common stock has been listed for trading on The Nasdaq Capital Market, the NYSE American, or another equivalent national securities exchange by April 14, 2027, the Series C will convert at a rate of $300,000 divided by the official closing price of the Company’s common stock reported by The Nasdaq Capital Market, the NYSE American, or other exchange, or (ii) if the Company’s common stock is not listed on a national securities exchange within one year of the date of the Advisory Agreement, the Series C will be convertible into common stock at $300,000 per tranche based on the five-day average closing price of the OTC Market (if the common stock has not been listed with a national securities exchange), but in no event at less than $1.00 per share.

During the three and nine months ended June 30, 2026, 3 shares of Series C were issued to the Consultant pursuant to the Advisory Agreement (see Note 6).

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock with a $0.001 par value. All common stock shares are non-assessable and have one vote per share.

During the nine months ended June 30, 2026 and 2025, the Company issued the following shares of common stock:

Common stock for conversion of Series B

During the nine months ended June 30, 2026, the Company issued 1,500,000 shares of its common stock for the conversion of 150,000 shares of Series B.

Common stock issued for cash

During the nine months ended June 30, 2026, the Company issued 1,586,666 shares of its common stock and received cash proceeds of $665,333, which includes the exercise of a 533,333 pre-funded warrant with an exercise price of $0.01. The common stock shares were sold for an average price per share of $0.42 per share.

During the nine months ended June 30, 2025, the Company sold an aggregate of 1,720,000 shares of its common stock at a price of $0.25 per share to investors and received gross proceeds of $430,000.

Common stock for warrant exercises

During the nine months ended June 30, 2026, the Company issued 1,440,000 shares of its common stock upon the cashless exercise of warrants.

During the nine months ended June 30, 2025, the Company issued 500,000 shares of its common stock upon the exercise of warrants with an exercise price of $0.001 per share and received gross proceeds of $500.

Common stock for services

During the nine months ended June 30, 2026, the Company issued 251,333 shares of common stock and has 15,666 shares of its common stock to be issued for $129,153 of consulting services pursuant to consulting agreements which have been reflected within professional fees on the accompanying unaudited condensed consolidated statements of operations.

Common stock for accrued services

During the nine months ended June 30, 2026, the Company issued 505,000 shares of its common stock for $126,250 of consulting services provided that were accrued for as of September 30, 2025.

Common stock for conversion of accrued compensation

During the nine months ended June 30, 2026, the Company issued 574,000 shares of its common stock for the conversion of $411,000 of accrued compensation owed to its CEO and a director and advisor of the Company.

During the nine months ended June 30, 2025, the Company issued 1,300,000 shares of its common stock upon the conversion of $125,000 of accrued compensation outstanding with its CEO and $200,000 of accrued bonuses with its two scientific advisor employees, totaling $325,000.

Common stock for compensation

During the nine months ended June 30, 2026, the Company issued its current CEO 500,000 shares of common stock pursuant to an employment agreement which provides the CEO with 250,000 shares of common stock each calendar quarter as compensation (see Note 9). During the nine months ended June 30, 2026, the Company recognized stock-based compensation expense on the fully vested and issued shares of $230,000 based on the current price being paid for shares of common stock. During the three months ended June 30, 2026, the Company has reflected 250,000 shares of stock to be issued to the CEO and recognized stock-based compensation of $116,700 based on a 90-day volume weighted average share price per the OTC Market due to no sales of stock for cash occurring during the three months ended June 30, 2026.

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

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

Common stock for conversion of note payable and accrued interest

During the nine months ended June 30, 2026, the Company issued 22,092 shares of its common stock for the conversion of a note payable and accrued interest totaling $22,092 (see Note 4).

During the nine months ended June 30, 2025, Brent Lilienthal converted his note payable with a principal amount of $217,000 into 120,000 shares of common stock with an estimated fair value of $30,000 based on recent sales of common stock. The conversion resulted in a gain of approximately $187,000 as presented on the unaudited condensed consolidated statements of operations.

During the nine months ended June 30, 2025, the Company issued 310,000 shares of common stock for the conversion of $220,000 of principal and accrued interest that occurred during the fiscal year ended September 30, 2024 for which the shares had not previously been issued.

Cancellation of common stock due to legal settlement

During the nine months ended June 30, 2026, pursuant to a legal settlement (see Note 9), the Company cancelled 331,250 shares of its common stock.

Common stock for settlement of accounts payable

On March 11, 2026, the Company issued 186,516 shares of its common stock with an estimated fair value of $78,212 based on recent sales of common stock for the settlement of accounts payable totaling $55,955. During the nine months ended June 30, 2026, the Company recognized a loss on the settlement of the accounts balance of $22,257 which is included in net gain (loss) on settlement of accounts payable on the condensed consolidated statements of operations.

During the nine months ended June 30, 2025, the Company issued an aggregate of 120,000 shares of common stock with an estimated fair value of $30,000 based on recent sales of common stock for the settlement of $43,902 of outstanding accounts payable balances. The settlement resulted in a net gain of approximately $13,902, which is included in net gain on settlement of liabilities on the unaudited condensed consolidated statements of operations.

Warrants

Common stock warrants activity for the three and nine months ended June 30, 2026 was as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding and exercisable at October 1, 2025	3,150,000	$0.001	0.57
Exercised	(1,440,000)	0.001	—
Outstanding and exercisable at December 31, 2025	1,710,000	0.001	0.32
Issued	900,000	1.00	—
Expired	(1,710,000)	0.001	—
Outstanding and exercisable at June 30, 2026	900,000	$1.00	4.90

No cash proceeds were received upon the warrants being exercised.

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

Accrued Compensation – Salary and Wages

CEO and Scientific Advisors

The Company has an employment agreement with its CEO, a services agreement with its Acting Chief Financial Officer (“CFO”), and consulting agreements with its two scientific advisors, each of whom is also a director and a founder of the Company (the “scientific advisors”) (see Note 9).

Effective January 1, 2025, an amendment to the CEO’s employment agreement was executed and amended the following provisions: (i) annual salary was increased from $300,000 to $350,000, (ii) a guaranteed calendar year bonus equal to 30% of his annual salary was established versus milestone-based bonuses, and (iii) the CEO is entitled to receive 500,000 shares of common stock every six months (issued as 250,000 per calendar quarter) for so long as he remains with the Company. At June 30, 2026 and September 30, 2025, the Company had accrued compensation of $200,488 and $324,238, respectively, related to amounts owed to the CEO pursuant to the terms of the employment agreement.

Effective January 1, 2025, the scientific advisors aggregate monthly compensation was increased to $17,500 from $10,000. At June 30, 2026 and September 30, 2025, the Company had accrued compensation of $234,000 and $362,500, respectively, related to amounts owed to the two scientific advisors pursuant to the terms of the consulting agreements.

Any accrued compensation amounts earn interest at 8%. The CEO and scientific advisors can convert any accrued compensation into shares of common stock at a conversion rate equal to the fair market value, defined as the OTC Market price, on the date of conversion (see Note 9).

Acting Chief Financial Officer

Effective May 21, 2026, the Company engaged a consulting firm through which its Acting Chief Financial Officer provides services to the Company. The arrangement provides for current cash compensation of $6,250 per month and deferred cash compensation of $7,750 per month. Current cash compensation is expensed as incurred. Deferred cash compensation accrues monthly and is recorded within accrued compensation and related expenses. At June 30, 2026, accrued compensation includes $11,000 of unpaid salary.

The aggregate deferred cash compensation is payable in a lump sum no later than December 31, 2026, and is accordingly classified as current liability. If the Company’s Board of Directors determines in good faith that payment on that date would jeopardize the Company’s ability to continue as a going concern, the Company may defer payment until the Board determines that payment would no longer do so, but in no event beyond May 21, 2028. Any amount not paid when due will accrue interest at 6% per annum, compounding monthly. No such interest had accrued as of June 30, 2026.

At June 30, 2026 and September 30, 2025, accrued compensation and related expenses owed to these individuals totaled $484,392 and $781,392, respectively.

Former Chief Business Officer and Interim Chief Financial Officer

At June 30, 2026 and September 30, 2025, the Company owed its former Chief Business Officer and Interim Chief Financial Officer $38,904 primarily from accrued compensation which has been included in accrued compensation on the condensed consolidated balance sheets.

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

Board Approved Tax Reimbursement Policy

On April 15, 2026 the Board of Directors adopted a policy, effective retroactive to January 1, 2024, under which the Company pays or reimburses income taxes, penalties and interest arising for covered individuals on compensation derived from the Company, in an amount sufficient to satisfy the recipient’s tax on the payment itself (the “Policy”). Each covered individual is a related party, and the Policy was approved by a Board on which every member is an interested party. The Policy continues on an open-ended basis unless modified or terminated by the Board, and any modification applies prospectively only. The covered individuals are the Company’s Chief Executive Officer and two directors who provide scientific advisory services under consulting arrangements. The compensation covered is salary, consulting fees, bonuses and common stock issued for services.

At June 30, 2026, accrued compensation and related taxes accrued in respect of the Policy were $1,646,487 which were primarily recorded during the three months ended June 30, 2026 when the Policy was approved resulting in additional operating expense of $1,567,919 during the three and nine months ended June 30, 2026. The accrual amount comprises taxes on compensation recorded in current and prior periods, the additional compensation provided under the Policy, and related penalties and interest. The additional compensation, the amount by which payments under the Policy exceed the tax liabilities they settle, is $525,388, measured on the applicable federal and state tax tables. A higher measurement is supportable, and additional expense of up to approximately $330,000 in excess of the amount accrued is reasonably possible, being that difference together with amounts that would arise if certain positions taken by the Company were not sustained. Management does not consider any amount in excess of that estimate to be reasonably possible. Amounts under the Policy are payable in cash, directly to the taxing authority or to the covered individual as reimbursement. Certain tax filings relating to these amounts are pending, and the Company expects to file or amend them. No amount has been paid under the Policy, and no covered individual has requested payment under it, through the date of this report. At June 30, 2026, the total amount accrued of $1,646,487 has been reflected separately on the condensed consolidated balance sheet as tax reimbursement policy liabilities.

Management has evaluated the matter under ASC 450, Contingencies. Based on information currently available, the Company concluded that a liability of approximately $1.65 million was probable and reasonably estimable and has recorded such amount as of June 30, 2026. The estimates require significant judgment, including assumptions regarding compensation valuation, applicable tax rates, the characterization of certain compensation arrangements, and the potential outcome of tax compliance activities. Actual amounts ultimately incurred may differ from current estimates as tax filings are completed, additional information becomes available, and taxing authorities evaluate the Company’s filings.

At June 30, 2026, the liabilities resulting from the Policy are comprised of the following:

Amount
Accrued compensation, CEO	$477,252
Accrued compensation, Director Yates	94,316
Accrued compensation, Director Jaynes	67,540
Accrued taxes	803,045
Accrued penalties and interest	204,334
Total tax reimbursement policy liabilities	$1,646,487

During the three and nine months ended June 30, 2026, expenses associated with the Policy have been classified as follows, within the condensed statements of operations:

Three and Nine Months Ended June 30, 2026
Compensation and related benefits	$1,201,729
Research and development expenses	161,856
Other general and administrative expenses	204,334
Total tax reimbursement policy expense	$1,567,919

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

Advances from Related Parties

The Company’s CEO and scientific advisors have, from time to time, made working capital advances to the Company. These advances bear interest at 8% per annum and are unsecured, short-term in nature and repayable on demand. During the nine months ended June 30, 2026 and 2025, the Company received $0 and $72,843 of advances from these related parties. At June 30, 2026 and September 30, 2025, advances owed to the scientific advisors for these advances totaled $84,137. At June 30, 2026 and September 30, 2025, there were no advances outstanding from the CEO.

Accrued Interest – Related Parties

The accrued compensation and advances received from the CEO and the scientific advisors bear interest at 8%. As of June 30, 2026 and September 30, 2025, accrued interest on the advances due to the CEO and the scientific advisors was $10,214 and $5,410, respectively, and accrued interest on the accrued compensation was $82,217 and $49,405, respectively. At June 30, 2026 and September 30, 2025, aggregate accrued interest was $92,431 and $54,815, respectively.

During the three and nine months ended June 30, 2026, interest expense amounted to $9,708 and $37,616, respectively, which is included in interest expense on the condensed unaudited consolidated statements of operations.  During the three and nine months ended June 30, 2025, interest expense amounted to $12,305 and $31,403, respectively, which is included in interest expense on the condensed unaudited consolidated statements of operations.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations except as noted.

On February 7, 2024, the Company filed suit against Justin Kimbrough and Prosperity Consultants, LLC, in the 14th Judicial District Court for Dallas County, Texas (case no. DC-24-02022), alleging fraud, conversion, unjust enrichment and other causes of action arising from the defendants’ improper receipt of shares of Company common stock under agreements which required the defendants to provide services to the Company and which services the defendants ultimately never provided. The Company is seeking monetary damages and for a constructive trust to be imposed on defendants’ shares of Company common stock and for them to be returned to the Company. The Company and Mr. Kimbrough settled the claims in dispute during the year ended September 30, 2025, which required Mr. Kimbrough to return a portion of his shares of common stock to the Company. The Company and Mr. Kimbrough are currently working on executing upon the settlement terms before dismissal. On October 22, 2025, 331,250 shares of common stock held by Mr. Kimbrough were cancelled pursuant to the terms of a legal settlement reached with Mr. Kimbrough (see Note 7).

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

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

On October 13, 2024, the Company’s former Chief Business Officer and Interim Chief Financial Officer sent the Company a letter demanding payment for amounts she claimed she was owed under her prior employment agreement with the Company. The Company disputes the allegations in the letter and intends to defend itself as necessary.

Employment Agreements

Former Executive and Officer

The Company’s former Interim Chief Executive Officer, who subsequently served as the Company’s Chief Business Officer and Interim Chief Financial Officer, was party to an employment agreement dated January 17, 2024 that was terminated in May 2024. Refer to Note 8 for amounts owed and outstanding under that agreement.

Directors and Advisors

On January 17, 2024, the Company executed an advisor agreement with Dr. Jesse Jaynes, a director of the Company (the “Jaynes Advisor Agreement”). Dr. Jaynes will be compensated as follows: (i) Dr. Jaynes will be paid a $50,000 signing bonus which has been accrued at June 30, 2026 and September 30, 2025 (see Note 8); (ii) Dr. Jaynes was to be paid $5,000 per month (increased to $9,167 effective January 1, 2025); (iii) Dr. Jaynes will be paid $100,000 and 25,000 shares of Company common stock upon the completion of formulation and production of a peptide topical spray (biological fungicide) that is effective in its utilization of AMPs treating plant disease, for any of the identified spectrums of crops that are targeted by the Company; (iv) Dr. Jaynes will be paid $100,000 and 25,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by United States, such as the United States Environmental Protection Agency (the EPA), the United States Department of Agriculture (the USDA), and/or the United States Food and Drug Administration (the FDA), for the commercialization of the topical spray; (v) Dr. Jaynes will be paid $100,000 and 25,000 shares of Company common stock upon the commercial sale of a minimum of $10,000,000 of the topical spray; and (vi) Dr. Jaynes will be paid $100,000 and 25,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by the United States, such as the EPA, USDA, and/or the FDA, for the commercialization of the first seed trait based upon the Company’s patents and targeted spectrums of crops. At June 30, 2026, the milestones have not yet been met; therefore, the milestone-based compensation in the form of cash and shares of common stock has not been paid or issued.

On January 17, 2024, the Company executed an advisor agreement with Dr. Clayton Yates, a director of the Company (the “Yates Advisor Agreement”). Dr. Yates will be compensated as follows: (i) Dr. Yates will be paid a $50,000 signing bonus which has been accrued at June 30, 2026 and September 30, 2025 (see Note 8); (ii) Dr. Yates was paid $5,000 per month (increased to $8,333 effective January 1, 2025); (iii) Dr. Yates will be paid $100,000 and 25,000 shares of Company common stock upon the completion of formulation and production of a peptide topical spray (biological fungicide) that is effective in its utilization of AMPs treating plant disease, for any of the identified spectrums of crops that are targeted by the Company; (iv) Dr. Yates will be paid $100,000 and 25,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by United States, such as the EPA, USDA, and/or FDA, for the commercialization of the topical spray; (v) Dr. Yates will be paid $100,000 and issued 25,000 shares of Company common stock upon the commercial sale of a minimum of $10,000,000 of the topical spray; and (vi) Dr. Yates will be paid $100,000 and 25,000 shares of Company common stock upon the receipt of regulatory approval from any of those federal agencies required by the United States, such as the EPA, USDA, and/or the FDA, for the commercialization of the first seed trait based upon the Company’s patents and targeted spectrums of crops. At June 30, 2026, the milestones have not yet been met; therefore, the milestone-based compensation in the form of cash and shares of common stock has not been paid or issued.

Chief Executive Officer

On January 17, 2024, the Company appointed its current Chief Executive Officer (“CEO”) and executed an Employment Agreement with the CEO (the “Original Agreement”). Effective January 1, 2025, an amendment to the CEO’s Original Agreement was executed and amended the following provisions: (i) annual salary was increased from $300,000 to $350,000, (ii) a guaranteed calendar year bonus equal to 30% of his annual salary was established and milestone-based bonuses from the Original Agreement were removed, and (iii) the CEO is entitled to receive 500,000 shares of common stock every six months (issued as 250,000 per calendar quarter) for so long as he remains with the Company and the common stock grants from the Original Agreement were removed in their entirety. On December 20, 2024, the Board approved the issuance of 5,000,000 shares to the CEO under the original terms of his Employment Agreement for services rendered (see Note 7). As was contemplated by the Board at the time of the approval of such share issuance, the shares of our common stock were actually issued to Mr. Pawlak in May 2025 through the Company’s stock transfer agent.

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

Chief Financial Officer

On May 18, 2026, the Company entered into an Acting Chief Financial Officer Services Agreement with a consulting firm through which the Company’s Acting Chief Financial Officer provides services to the Company. On May 21, 2026 (the “Restatement Date”), that agreement was amended and restated in its entirety (as amended and restated, the “CFO Services Agreement”). The CFO Services Agreement has an initial term of twelve months from the Restatement Date, subject to extension upon the mutual written agreement of the parties, and may be terminated by either party without cause upon 30 days’ prior written notice or immediately upon an uncured material breach.

The CFO Services Agreement as amended provides for (i) current cash compensation of $6,250 per month, increasing to $14,000 per month commencing January 1, 2027, and (ii) deferred cash compensation of $7,750 per month, which becomes due and payable in a lump sum no later than December 31, 2026. If the Board determines in good faith that payment on that date would jeopardize the Company’s ability to continue as a going concern, payment may be deferred until the Board determines that it would no longer do so, but in no event beyond May 21, 2028. Any amount not paid when due accrues interest at 6% per annum, compounding monthly.

Pursuant to the CFO Services Agreement, the Board is to approve an equity compensation plan (the “Plan”) and, promptly following such approval, grant options to purchase 575,000 shares of common stock thereunder, consisting of 425,000 shares that vest in equal monthly installments over the twelve months following May 18, 2026 and 150,000 shares that vest in full upon the listing of the Company’s common stock on a U.S. national securities exchange. The options will have a ten-year term and an exercise price equal to the fair market value of a share of the Company’s common stock on the date of Board approval of the Plan. The Plan is subject to approval by the Company’s shareholders, and if such approval is not obtained by the date of the next shareholder meeting, the options will be forfeited in their entirety for no consideration.

At June 30, 2026, the Plan had not been approved and no options had been granted. Accordingly, no grant date has been established under ASC 718, no compensation cost has been recognized in respect of the options for the three and nine months ended June 30, 2026, and the options have been excluded from the computation of potentially dilutive securities.

Refer to Note 8 for disclosure of outstanding amounts due under these agreements at June 30, 2026.

Board Approved Tax Reimbursement Policy

See Note 8 for obligations accrued by the Company on behalf of its CEO and directors pursuant to a tax reimbursement policy adopted by the Board of Directors in April 2026.

Payroll, Consulting and Other Tax Filings

Payroll tax filings for compensation and other amounts provided to employees in forms other than payroll require amendment, and information returns for amounts paid to consultants remain unfiled. The Company has also not filed federal income tax returns for fiscal 2022 and subsequent years, state income and franchise tax returns of a former subsidiary in Delaware for 2021 and a short period in 2022, or certain state and local business filings in Nevada. Management has commenced preparation of the amended and unfiled returns and is determining the full scope of the Company’s remaining filing obligations.

Taxes, penalties and interest arising from the payroll and information reporting matters described above are included in accrued liabilities at June 30, 2026 and are described in Note 8. The Company has incurred cumulative operating losses and has not generated revenue; accordingly, management does not expect the income tax returns, when filed, to result in a material income tax liability, or penalties, interest or fees assessed in connection with those filings to be material to the Company’s financial position or results of operations.

GENVOR INCORPORATED

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2026 and 2025

(unaudited)

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Stockholder Approval of Corporate Actions

On July 17, 2026, the Company’s board of directors and the holders of a majority of the Company’s outstanding voting capital, acting by written consent in lieu of a meeting, approved the following actions: (i) the adoption of the Company’s 2026 Omnibus Equity Incentive Plan (the “2026 Plan”) and the reservation of 7,843,555 shares of common stock for issuance thereunder, subject to increase following an initial public offering and to annual increases; (ii) authority for the Board, in its sole discretion, to effect a reverse split of the Company’s issued and outstanding common stock at a ratio of not less than 1-for-2 and not greater than 1-for-25, without reducing the number of authorized shares of common stock, at any time before July 17, 2027 (the “Reverse Stock Split”); (iii) an amendment and restatement of the Company’s Amended and Restated Articles of Incorporation; and (iv) an amendment and restatement of the Company’s Bylaws.

An information statement describing these actions was first mailed to stockholders on or about July 31, 2026. Under Rule 14c-2 under the Securities’ Exchange Act of 1934, as amended, the actions may not be implemented until at least 20 days after that mailing.

2026 Omnibus Equity Incentive Plan

The options contemplated by the CFO Services Agreement described in Note 9 were conditioned upon approval of the Plan by the Company’s stockholders. That approval was obtained on July 17, 2026. At June 30, 2026 the Plan had not been approved, no grant date had been established under ASC 718, and no compensation cost had been recognized in respect of those options. A grant date will be established, and compensation cost will begin to be recognized, in the period in which the options are granted under the Plan.

Reverse Stock Split

As of the date these condensed consolidated financial statements were issued, the Board had not selected a ratio and the Reverse Stock Split had not been effected. Accordingly, no retroactive adjustment has been made to the share and per share amounts presented in these condensed consolidated financial statements. If and when the Reverse Stock Split is effected, share and per share amounts for all periods presented will be retroactively adjusted to give effect to the Reverse Stock Split.

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

Business Overview

Genvor, through its wholly-owned subsidiary, Genvor Inc., is developing an AI-enabled peptide platform focused on proprietary peptide candidates for agricultural crop protection, crop optimization and related health and wellness applications. The Company’s most advanced scientific foundation is its antimicrobial peptide platform (“AMPs”), which are designed to inhibit or disrupt microbial pathogens through mechanisms that may include membrane interaction, increased permeability, pore formation, cell wall and plasma membrane disruption, and cytosolic leakage.

The Company’s peptide technology has advanced from in vitro testing into transgenic maize greenhouse studies. Peer-reviewed published data showed that the Company’s peptides reduced growth of numerous bacterial and fungal pathogens, and that its lead product candidates, AGM182, GV185 and GV187, reduce fungal growth and aflatoxin accumulation in transgenic maize. The Company intends to build its agricultural commercialization strategy around two complementary pathways: (i) seed traits, in which selected peptides are expressed internally by crops, and (ii) foliar biological crop protection products, in which selected peptides are externally applied.

The Company also intends to use its peptide library and its AI-enabled peptide design platform, BioCypher, to further design, identify, optimize and license peptide candidates to third parties, including potential partners in agriculture and human health and wellness. In human health and wellness, the Company intends to apply BioCypher through a business-to-business model under which its role would be to design, identify, optimize and license peptide candidates to third-party companies for potential use in consumer health, wellness, cosmetic, topical, nutraceutical and functional support applications; however, the Company is not currently positioned as a vertically integrated direct-to-consumer wellness product company.

The Company’s BioCypher platform encompasses multiple classes of engineered peptides designed to address distinct agricultural and human health and wellness challenges.

Agriculture

Over the next four years, the Company intends to focus on researching and developing portfolio solutions for the following:

Foliar Segments:

●	Fungicides: AMPs to control key pathogens;

●	Insecticides: insecticidal peptides to control key insects and nematodes; and

●	Biostimulants (emerging): crop-enhancing peptides for abiotic stress management and nutrient use efficiency.

Traits Segments:

●	Insect resistance: traits to control key insects and nematodes;

●	Fungal resistance (emerging): traits to control key pathogens; and

●	Nutritional enhancement & quality (emerging): nutritionally enhanced peptides to improve the nutritional value of crops.

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

Significant estimates include the valuation of deferred tax assets and the associated valuation allowances, the fair value of the Company’s common stock, the valuation of stock-based compensation, the fair value of warrants classified as liabilities, and the grant-date fair value of equity instruments issued as compensation for services.

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

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is charged to equity. Deferred tax assets and liabilities are offset when they are related to income taxes levied by the same taxation authority and we intend to settle its current tax assets and liabilities on a net basis.

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

Warrants

The Company accounts for warrants issued in connection with its financing transactions as either equity-classified or liability-classified instruments based on an assessment of the specific terms of each warrant under ASC 480 and ASC 815-40. The assessment considers whether the instrument is freestanding, whether it meets the definition of a liability under ASC 480, and whether it satisfies the conditions for equity classification under ASC 815-40, including whether the instrument is considered indexed to the Company’s own common stock. The assessment is performed at issuance and at each subsequent reporting date.

Equity-classified warrants are recorded within additional paid-in capital at their allocated value on the date of issuance and are not subsequently remeasured. Liability-classified warrants are recorded at fair value on the date of issuance and are remeasured to fair value at each reporting date, with the change in fair value recognized in other income (expense). Upon exercise, a liability-classified warrant is remeasured to fair value as of the exercise date and the resulting amount is reclassified to stockholders’ equity together with any exercise proceeds.

The warrants issued in connection with the Company’s convertible notes payable provide that the exercise price of the warrant is conformed to the conversion price under the related note. Under the terms of that note, the conversion price may in specified circumstances be adjusted to an amount determined by reference to a market price of the Company’s common stock. Because the exercise price of the warrants is therefore not fixed, the warrants do not satisfy the condition in ASC 815-40-15-7C that the settlement amount equal the difference between the fair value of a fixed number of shares and a fixed monetary amount, and the warrants are classified as liabilities.

The warrants issued in connection with our convertible notes payable are classified as a liability and are remeasured to fair value at each reporting date, with the change recognized in earnings. Fair value is estimated using an option-pricing model and is classified within Level 3 of the fair value hierarchy. The measurement is most sensitive to the price of our common stock and to expected volatility, and to a lesser extent to the risk-free interest rate and the remaining term of the warrants. Because our common stock is thinly traded, expected volatility is estimated by reference to comparable publicly traded companies rather than our own trading history, and the share price input is derived from executed transactions over a trailing period rather than a single quoted price. A change in either input would change the amount recognized in earnings. Because the warrants have a five-year term, this measurement will continue to affect our results in each reporting period until the warrants are exercised or expire.

Preferred Stock

The Series C Preferred Stock issued to an advisor is measured once, at its grant-date fair value, and is not subsequently remeasured. That measurement depends on two assumptions that are inherently uncertain. The first is the probability that our common stock is listed on a national securities exchange before April 14, 2027, which determines which of the two settlement formulas in the Certificate of Designation applies. The second is a discount for lack of marketability, which reflects the restricted nature of the securities and the limited trading in our common stock. Both are management estimates. A higher assumed probability of listing, or a lower marketability discount, would each increase the expense recognized. Because the award is equity-classified and vested at issuance, a change in either assumption in a later period does not change the amount already recognized.

Fair Value of Common Stock

Our common stock is quoted on the Over-the-Counter (“OTC”) market and does not trade on many days, so determining its fair value for the purpose of measuring equity instruments issued and share-based payments requires judgment. Where no trade is reported on a measurement date, we do not rely on the last reported sale price, which may reflect an isolated transaction on an earlier date, and instead determine fair value by reference to a volume-weighted average price of executed transactions over a trailing period. Applying a different basis would change the amounts recognized for equity issued and for share-based payments during the period.

Our convertible notes payable and our Series C Preferred Stock each contain a conversion feature. Whether such a feature must be separated from its host contract and carried as a derivative at fair value through earnings depends on judgments that are not free from doubt, including whether the feature is clearly and closely related to the host contract, whether our common stock is readily convertible to cash under ASC 815-10-15-83(c), given the limited trading volume in our common stock, and whether the instrument is within the scope of ASC 718 and therefore excluded from derivative accounting under ASC 815-10-15-74(b). We have concluded that no embedded feature requires separation, and no derivative liability has been recognized. A different conclusion on any of these judgments would require us to recognize a derivative liability measured at fair value at each reporting date, with changes in fair value recognized in earnings, which could have a material effect on our reported liabilities and net loss.

Recent Accounting Standards

For details of applicable new accounting standards, please, refer to Recent Accounting Standards in Note 2 of our condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended June 30, 2026 and 2025

Revenues

We did not generate any revenue during the three months ended June 30, 2026 and 2025.

Operating Expenses

For the three months ended June 30, 2026 and 2025 operating expenses consisted of the following:

	Three Months Ended June 30,
	2026	2025
Research and development expenses	$205,977	$271,816
Advertising and marketing expenses	15,281	—
Professional fees	481,851	80,356
Compensation and related benefits	1,516,403	184,824
Other general and administrative	261,501	40,547
	$2,481,013	$577,543

Research and Development

●

For the three months ended June 30, 2026, research and development expenses decreased by $65,839 or 24.2%, compared to the three months ended June 30, 2025. This decrease was primarily due to the board approving a $100,000 bonus in May 2025 to each of our two scientific advisors pursuant to a milestone defined in their consulting agreements being met, offset by additional compensation expense totaling $161,856 under the Company’s tax reimbursement policy (see Note 8 of the accompanying condensed consolidated financial statements) and a $27,695 decrease in general research and development expenses. We expect our research and development expenses to increase as we advance testing and validation of our peptide candidates and continue to develop our BioCypher platform in support of potential future licensing and collaboration agreements.

Advertising and Marketing Expenses

●	For the three months ended June 30, 2026, advertising and marketing expenses increased 100% to $15,281, as compared to $0 during the three months ended June 30, 2025. The increase is due to additional marketing services used during the period.

Professional Fees

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, and other fees. For the three months ended June 30, 2026, professional fees increased by $401,495, or 499.6%, as compared to the three months ended June 30, 2025. The increase is due primarily to $381,641 of professional services paid with Series C Preferred Stock issued pursuant to an advisory agreement executed during the period.

Compensation and Related Benefits

●	For the three months ended June 30, 2026, compensation and related benefits expenses increased by $1,331,579, or 720.5%, as compared to the three months ended June 30, 2025. The increase is due primarily to $1,201,729 of expense recognized under the Company’s tax reimbursement policy (see Note 8 of the accompanying condensed consolidated financial statements).

Other General and Administrative Expenses

●	Other general and administrative expenses mainly consist of OTC listing fees, office supplies, insurance expense, travel and entertainment expenses, and other miscellaneous items. For the three months ended June 30, 2026, other general and administrative expenses increased by $220,954, or 544.9%, as compared to the three months ended June 30, 2025. The increase is due primarily to $204,334 of accrued penalties and interest recognized during the three months ended June 30, 2026 under the Company’s tax reimbursement policy (see Note 8 of the accompanying condensed consolidated financial statements).

Loss from Operations

During the three months ended June 30, 2026, and 2025, the Company incurred a loss from operations of $2,481,013 and $577,543, respectively. The increase in the loss from operations is attributable to the reasons above.

Other Income (Expenses), net

Other income (expenses), net mainly includes interest expense related to our notes payable and the change in fair value of our warrant liabilities.

Other expenses, net totaled $75,455 for the three months ended June 30, 2026, as compared to other income, net of $179,764 for the three months ended June 30, 2025, a change of $(255,219), or (142.0)%. The change is primarily due to a gain on settlement of a note payable of $187,000 during the three months ended June 30, 2025 and an increase in interest expense due on the convertible notes payable issued during the three months ended June 30, 2026.

Income Taxes

We recorded no income tax expense or benefit for the three months ended June 30, 2026 and 2025, as the deferred tax assets arising from our losses are fully offset by a valuation allowance.

Net Loss

As a result of the factors described above, our net loss was $2,556,468, or $0.07 per share (basic and diluted), for the three months ended June 30, 2026, as compared to $397,779, or $0.01 per share (basic and diluted), for the three months ended June 30, 2025, an increase of $2,158,689, or 542.7%.

For the Nine Months Ended June 30, 2026, and 2025

Revenues

We did not generate any revenue during the nine months ended June 30, 2026 and 2025.

Operating Expenses

For the nine months ended June 30, 2026 and 2025 operating expenses consisted of the following:

	Nine Months Ended June 30,
	2026	2025
Research and development expenses	$320,352	$390,052
Advertising and marketing expenses	42,073	3,758
Professional fees	728,811	100,436
Compensation and related benefits	2,042,749	5,283,418
Other general and administrative expenses	317,175	73,349
	$3,451,160	$5,851,013

Research and Development

●	For the nine months ended June 30, 2026, research and development expenses decreased by $69,700, or 17.9%, compared to the nine months ended June 30, 2025. This decrease was primarily due the board approving a $100,000 bonus in May 2025 to each of our two scientific advisors pursuant to a milestone defined in their consulting agreements being met, offset by additional compensation expense totaling $161,856 under the Company’s tax reimbursement policy (see Note 8 of the accompanying condensed consolidated financial statements) and a $31,556 decrease in general research and development expenses. We expect our research and development expenses to increase as we advance testing and validation of our peptide candidates and continue to develop our BioCypher platform in support of potential future licensing and collaboration agreements.

Advertising and Marketing Expenses

●	For the nine months ended June 30, 2026, advertising and marketing expenses increased by $38,315, or 1,019.6%, as compared to the nine months ended June 30, 2025. The increase is due to the execution of a marketing services agreement during the nine months ended June 30, 2026.

Professional Fees

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, and other fees. For the nine months ended June 30, 2026, professional fees increased by $628,375, or 625.6%, as compared to the nine months ended June 30, 2025. The increase is due primarily to $510,794 of professional services paid with equity, consisting of $381,641 of Series C Preferred Stock issued pursuant to an advisory agreement and $129,153 of common stock issued or to be issued for consulting services, with the balance attributable to higher accounting, audit and legal fees. No professional services were paid with equity during the nine months ended June 30, 2025.

Compensation and Related Benefits

●	For the nine months ended June 30, 2026, compensation and related benefits expenses decreased by $3,240,669, or 61.3%, as compared to the nine months ended June 30, 2025. The decrease is due primarily to stock-based compensation on shares issued to our CEO under his employment agreement, which was $4,515,800 lower than in the prior year period, partially offset by $1,201,729 of expense recognized under the Company’s tax reimbursement policy (See Note 8 of the accompanying condensed consolidated financial statements) and a $73,402 increase in other compensation and related benefits.

Other General and Administrative Expenses

●	Other general and administrative expenses mainly consist of OTC listing fees, office supplies, insurance expense, travel and entertainment expenses, and other miscellaneous items. For the nine months ended June 30, 2026, other general and administrative expenses increased by $243,826 or 332.4%, as compared to the nine months ended June 30, 2025. The increase is due primarily to $204,334 of accrued penalties and interest recognized during the nine months ended June 30, 2026 under the Company’s tax reimbursement policy (See Note 8 of the accompanying condensed consolidated financial statements).

Loss from Operations

During the nine months ended June 30, 2026 and 2025, the Company incurred a loss from operations of $3,451,160 and $5,851,013, respectively. The change in net loss is attributable to the reasons disclosed above.

Other Income (Expenses), net

Other expense mainly includes interest expense on amounts due to related parties.

Other expenses, net totaled $111,155 for the nine months ended June 30, 2026, as compared to other income, net of $153,000 for the nine months ended June 30, 2025, a change of $(264,155), or (172.7)%. The change is primarily due to a gain on settlement of a note payable of $187,000 during the nine months ended June 30, 2025 and an increase in interest expense due to the convertible notes payable issued during the three months ended June 30, 2026.

Income Taxes

We recorded no income tax expense or benefit for the nine months ended June 30, 2026 and 2025, as the deferred tax assets arising from our losses are fully offset by a valuation allowance.

Net Loss

As a result of the factors described above, our net loss was $3,562,315, or $0.10 per share (basic and diluted), for the nine months ended June 30, 2026, as compared to $5,698,013, or $0.23 per share (basic and diluted), for the nine months ended June 30, 2025, a decrease of $2,135,698, or 37.5%.

Liquidity and Capital Resources

Going Concern

At June 30, 2026, we had $196,522 in cash, a working capital deficit of $2,551,952 and an accumulated deficit of $29,755,621. Net cash used in operating activities was $898,957 and $399,939 for the nine months ended June 30, 2026 and 2025, respectively. We incurred net losses of $3,562,315 and $5,698,013 for the nine months ended June 30, 2026 and 2025, respectively. We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future. We have not yet commercialized any products and have never generated any revenue from product sales.

We have a limited operating history and our continued growth is dependent upon obtaining additional financing to fund future obligations and pay liabilities arising from ordinary course business operations. In addition, the current cash balance cannot be projected to cover our operating expenses for the next twelve months from the date our financial statements are issued. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate sufficient revenues. While we plan to raise capital in the future through the sale of equity or debt securities to continue to implement our business plan, we may not be able to raise additional capital on terms acceptable to us, or at all.  Furthermore, there are no assurances that we will be successful in our efforts to raise additional capital, implement our business plan or generate sufficient revenues to continue as a going concern.

Management’s plans do not alleviate the substantial doubt about our ability to continue as a going concern. See Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows for the Nine Months Ended June 30, 2026 Compared to the Nine Months Ended June 30, 2025

The following summarizes the key components of our cash flows for the nine months ended June 30, 2026 and 2025:

	Nine Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(898,957)	$(399,939)
Net cash provided by financing activities	1,058,248	498,499
Net increase in cash	$159,291	$98,560

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2026 was approximately $899,000, which primarily reflected our consolidated net loss of approximately $3,562,000, offset by the non-cash item adjustments, primarily consisting of stock-based compensation, Series C Preferred Stock and common stock issuance for services, loss on settlement of accounts payable with shares of common stock, amortization of a debt discount and fair value change of our warrant liabilities of approximately $939,000 and the net cash inflows from changes in operating assets and liabilities of approximately $1,724,000, primarily consisting of the accrual of tax reimbursement policy liabilities of approximately $1,646,000.

Net cash flow used in operating activities for the nine months ended June 30, 2025 was approximately $400,000, which primarily reflected our consolidated net loss of approximately $5,698,000, offset by the non-cash item adjustments of approximately $4,678,000, primarily consisting of stock-based compensation and service expense of $4,862,500 and approximately $196,000 of gains on settlement of liabilities and a note payable and the net cash inflow changes in operating assets and liabilities of $620,000, primarily consisting of an increase in accrued compensation of approximately $629,000.

Cash Flows from Financing Activities

Net cash provided by financing activities was approximately $1,058,000 for the nine months ended June 30, 2026. During the nine months ended June 30, 2026, our financing activities related to proceeds received from the sale of shares of common stock and pre-funded warrants of approximately $665,000, and proceeds of $470,000 received from the issuance of convertible notes payable, offset by payments on a finance liability of approximately $27,000 related to the financing of our insurance premiums and $50,000 of deferred offering costs.

During the nine months ended June 30, 2025, net cash provided by financing activities was approximately $500,000. During the nine months ended June 30, 2025, we received proceeds from sale of common stock and a warrant exercise of $430,500 and net advances from related parties of approximately $68,000.

The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	We have not generated any revenue and fund our operations entirely from financing activities;

●	Our debt and other obligations include convertible notes principal and accrued interest maturing in January 2027 and March 2027, accrued compensation and related party advances that are payable on demand, obligations accrued under our tax reimbursement policy, deferred compensation payable in a lump sum no later than December 31, 2026, insurance premium financing and a Small Business Administration loan; and

●	The cost of remediating the material weaknesses in our internal control over financial reporting, including additional accounting personnel and systems, and the ongoing cost of being a public company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our consolidated financial statements for the year ended September 30, 2025, management identified the following material weaknesses in our internal control over financial reporting, which had not been remediated at June 30, 2026:

●	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;

●	Lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

●	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting; and

●	Insufficient written policies and procedures over accounting transaction processing and period-end financial disclosure and reporting processes.

During the quarter ended June 30, 2026, management identified the following additional matters relating to the Company’s tax filing, reporting and withholding obligations, which were determined to be material weaknesses:

●	Compensation processed through payroll was subject to withholding and reporting. Compensation and other amounts provided to employees in other forms, including amounts deferred, drawn or settled in equity, had not been fully evaluated for their payroll tax and reporting consequences, and the related payroll tax filings require amendment;

●	Amounts paid to consultants for their services had not been fully evaluated for their information reporting consequences, and the related information returns remain unfiled; and

●	Federal and state income tax returns for prior years, and certain state and local business filings, remain unfiled.

Remediation Plan

Our management has updated our internal processes and controls to strengthen their effectiveness and developed a remediation plan which includes the following actions:

●	In January 2026, the Company engaged an outside accounting firm to assist with the preparation of its consolidated financial statements, related footnotes and periodic reports, including review of the underlying accounting data and identification of accounting matters requiring resolution.

●	In May 2026, the Company engaged an Acting Chief Financial Officer on a part-time basis. This separated the principal executive officer and principal financial officer functions, which had previously been performed by the same individual.

●	Management completed a documented assessment of segregation of duties across the Company’s cash and banking, accounts payable and disbursements, payroll, general ledger and journal entry, financial reporting, and information technology access functions. The assessment is documented in a written remediation plan dated June 30, 2026, which identifies priority control gaps and assigns responsibility for their remediation to members of management.

●	Management prepared a set of written accounting and internal control policies addressing accounts payable approval and disbursement; treasury and bank account controls; account reconciliation and general ledger; journal entries; period-end close; payroll processing; equity, stock issuance and capitalization records; significant accounting policies; and disclosure controls.

●	Management began evaluating third-party accounts payable and expense management systems. No system had been selected or implemented at June 30, 2026; however, additional review of payment processing was implemented during the quarter.

●	Management performed an evaluation of the payroll tax and information reporting consequences of compensation and other amounts provided to employees in forms other than payroll, and of amounts paid to consultants for their services.

●	Management began assembling the records required to amend the Company’s payroll tax filings, to prepare and file its open information returns, income tax returns and business filings, and to determine the full scope of its remaining filing obligations.

●	Subsequent to quarter end, on July 9, 2026, the Company’s board of directors (“Board of Directors” or “Board”), acting in its capacity as the Company’s audit committee, reviewed and endorsed the remediation plan, directed management to continue its implementation, and directed management to report on the status of remediation to the Board not less than quarterly.

Management’s remaining planned remediation measures include evaluating options to add additional members to the Board and to establish a properly constituted audit committee; adding accounting personnel sufficient to achieve segregation of duties on a sustained basis; implementing additional accounting and information technology systems; extending the Company’s payroll process and information reporting to all forms of compensation and other amounts provided to officers, directors, employees and consultants, including amounts deferred, drawn or settled in equity; reviewing compensation and related-party arrangements quarterly for their payroll tax and information reporting consequences; amending the Company’s payroll tax filings and completing its open information returns, income tax returns and business filings; and establishing a recurring tax compliance calendar with periodic reporting to the Board.

The Company’s ability to add accounting personnel and to implement additional systems is contingent upon the Company raising additional capital. Management can give no assurance that such capital will be raised or that these measures will be implemented on the timeline currently contemplated.

The measures described above were designed and documented recently, and a number of them remain in the process of implementation. Accordingly, the material weaknesses described above had not been remediated at June 30, 2026. We will not be able to conclude that the material weaknesses have been remediated until the applicable controls have been fully implemented, have operated for a sufficient period of time, and management has concluded, through testing, that such controls are operating effectively. We may also conclude that additional measures are required to remediate the material weaknesses, which may necessitate further action.

Changes in Internal Control Over Financial Reporting

Other than the changes described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are taking actions to remediate the material weaknesses described above, which may result in changes in our internal control over financial reporting in periods subsequent to June 30, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 7, 2026, the Company issued an aggregate of 5,333 shares of common stock to two different service providers for services rendered.

On April 15, 2026, the Company issued 250,000 shares of its common stock to its CEO, for services rendered.

On April 15, 2026, the Company issued 450,000 shares of common stock to its CEO and a director and scientific advisor for accrued compensation of $225,000 converted into shares of common stock.

On April 16, 2026, the Company issued one share of its Series C Preferred Stock to a consultant for advisory services.

On June 17, 2026, the Company issued two shares of its Series C Preferred Stock to a consultant for advisory services.

The issuance of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Designations of Preferences, Rights and Limitations of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2026)

10.1	Securities Purchase Agreement dated April 15, 2026 between the Company and Evergreen Capital Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2026)

10.2	Convertible Promissory Note dated April 15, 2026 by the Company to Evergreen Capital Management LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2026)

10.3	Common Share Purchase Warrant dated April 15, 2026 by the Company to Evergreen Capital Management LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2026)

10.4+	Acting Chief Financial Officer Services Agreement by and between the Company and Wave Financial Consulting LLC dated May 18, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2026)

10.5+	Amended and Restated Acting Chief Financial Officer Services Agreement by and between the Company and Wave Financial Consulting LLC dated May 21, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2026)

10.6	Side Letter Agreement dated June 17, 2026 between the Company and Evergreen Capital Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2026)

10.7	Warrant dated June 17, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2026)

31.1*	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2**	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS***	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENVOR INCORPORATED

Date: August 14, 2026	By:	/s/ Chad Pawlak
	Name:	Chad Pawlak
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Donald Kalkofen
	Name:	Donald Kalkofen
	Title:	Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)